Form 10QSB
period 1995-09-30
ORIGINAL ITALIAN PASTA PRODUCTS CO INC
filed 1995-10-26
CIK 802686

U. S. SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.  20549



                       FORM 10-QSB


            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                         Commission File No.
 September 30, 1995                                   0-16161



               ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                        36 AUBURN STREET
                        CHELSEA, MA  02150

                     TELEPHONE (617) 884-5211




State of Incorporation         I.R.S. Employer Identification No.
    Massachusetts                         04-2877789




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes [X]          No [ ]




As of September 30, 1995 the number of shares of Common Stock, $.02 par value, outstanding were 1,899,885.

                            1




               Original Italian Pasta Products Co. Inc.


                                INDEX

                                                           PAGE
                                                            NO.


PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements:  (Current years results are
                                 unaudited)


Balance Sheets - As at September 30, 1995 and June 30, 1995   3

Statement of Operations:
Three months ended September 30, 1995 and September 30, 1994  4

Statement of Cash Flows:
Three months ended September 30, 1995 and September 30, 1994  5

Notes to Financial Statements                                 6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 7-9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                   9-12

Item 6.  Exhibits and Reports on Form 8-K                     12

SIGNATURES                                                    13

EXHIBIT 11 - Computation of Earnings Per Share                14






                            2




            Original Italian Pasta Products Co. Inc.
                        Balance Sheet
                         (Unaudited)

        Asset                    September 30,    June 30,
                                      1995          1995
Current Assets:
   Cash and Cash Equivalents     $  102,000     $   98,000
   Accounts Receivable, net         982,000        754,000
   Inventories (Note 3)             952,000        818,000
   Prepaid expenses and other         6,000          7,000
                                  ---------     ----------
        Total current assets      2,042,000      1,677,000

Property and equipment, net       1,138,000      1,290,000
Other assets, net                    70,000         53,000
                                  ---------     ----------
        Total Assets             $3,250,000     $3,020,000
                                 ==========     ==========

Liabilities and Shareholders
Equity

Current Liabilities:
   Current maturities of long-
   term debt and capital lease   $  669,000     $  758,000
   Accounts Payable               1,692,000      1,450,000
   Accrued Expenses                 834,000        665,000
                                 ----------     ----------
        Total current liabilities 3,195,000      2,873,000
                                 ----------     ----------
Long-term debt and capital lease    106,000        117,000
                                 ----------     ----------
Shareholders' Deficit

   Preferred stock - $.01 par
   value.  Authorized - 1,000,000
   shares.  Issued and
   outstanding - None.                 --             --
   Common Stock - $.02 par value
   Authorized - 6,000,000 shares.
   Issued and outstanding -
   1,899,885 shares.                 38,000         38,000
   Additional paid-in capital     3,912,000      3,912,000
   Accumulated deficit           (4,001,000)    (3,920,000)
                                 ----------     ----------
        Total Shareholder's
        Equity                   $  (51,000)    $   30,000
                                 ----------     ----------
        Total Liabilities and
        Equity                   $3,250,000     $3,020,000
                                 ==========     ==========
                    See accompanying notes
                            3
             ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                      STATEMENT OF OPERATIONS
                            (Unaudited)

                                        Three months ended
                                  September 30,     September 30,
                                       1995              1994
                                  ----------         ----------
Net sales                         $3,076,000         $3,927,000
Cost of goods sold                 1,941,000          2,512,000
                                  ----------         ----------
        Gross profit               1,135,000          1,415,000

Selling, general and
administrative expenses            1,193,000          1,443,000
                                 -----------        -----------
        Loss from operations
        operations                   (58,000)          (28,000)

Other Expense:
   Interest income                     1,000             1,000
   Interest expense                  (23,000)          (51,000)
   Other income (loss)                  --              (1,000)
                                   ----------       -----------
   Net Loss before taxes             (80,000)          (79,000)

Provision for taxes                     --                 --

   Net Loss after taxes           $  (80,000)        $ (79,000)
                                  ===========        ==========

Net loss per share
(Note 2), primary                 $   (0.04)         $   (0.04)
                                  ==========          =========

Net loss per share
(Note 2), fully diluted           $   (0.04)         $   (0.04)
                                  ==========         ==========

Weighted average shares
outstanding, primary              2,026,000           2,187,000
                                  =========           =========


Weighted average shares
outstanding, fully diluted        2,026,000           2,187,000
                                  =========           =========


                    See accompanying notes
                            4




             ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                     STATEMENT OF CASH FLOWS
                          (Unaudited)
                                        Three months ended
                                   September 30,    September 30,
                                        1995             1994
Cash flows from operating
activities:
   Net Income                      $  (80,000)      $  (79,000)
 Adjustments to reconcile
 net income to net cash used
 in operating activities:
   Depreciation and Amortization      154,000          200,000
   Increase in accounts receivable   (228,000)        (225,000)
   Decrease (Increase) in
   inventories                       (134,000)          55,000
   (Increase) Decrease in prepaid
   expenses and other                   1,000          (13,000)
   Increase in accounts payable       242,000           75,000
   Increase (Decrease) in
   accrued expenses                   154,000           36,000
   Increase (Decrease) in
   tax provision                       15,000          (30,000)
   (Increase) Decrease in
   other assets                      (120,000)         281,000
                                   -----------      -----------
        Net cash provided by
        operating activities            4,000          300,000

Cash flows from investing
activities:
   Purchase of property and
   equipment                             --           (320,000)
                                  ------------      -----------
        Net cash used by
        investing activities             --           (320,000)

Cash flows from financing
activities:
   Proceeds from negotiations         100,000             --
   Principal payments on debt        (100,000)         (98,000)
                                    ----------       ----------
        Net cash used by
        financing activities             --            (98,000)
                                    ----------       ----------
Net increase (decrease) in cash
and cash equivalents                    4,000         (118,000)

Cash - beginning of period             98,000          295,000
                                    ----------       ----------
Cash - end of period                $ 102,000        $ 177,000
                                    ==========       ==========
                    See accompanying notes
                            5



             ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                  NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

NOTE 1:  BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Results from operations for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996.

For further information, refer to the financial statements and the footnotes included in the Company's annual report on Form 10-
KSB for the year ended June 30, 1995.

NOTE 2:  NET INCOME (LOSS) PER COMMON SHARE:

Net income per common share is computed by dividing the net income by the weighted average number of shares of common stock and, if any, common stock equivalents outstanding during each period.

Net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock and, if any, common stock equivalents outstanding during each period.

NOTE 3:  INVENTORIES:

Inventories, stated at the lower of cost or market, on a first-in, first-out basis, are comprised of the following:

                            September 30,    June 30,
                                 1995          1995
                            -------------   ----------
Raw Materials               $  159,000      $  154,000
Packaging Materials            333,000         339,000
Finished Goods                 460,000         325,000
                             ----------     ----------
        Total               $  952,000      $  818,000
                             ==========      ==========

                            6
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS:  For the quarter ended September 30, 1995
---------------------   compared to the quarter ended September
                        30, 1994.

     Net sales for the quarter ended September 30, 1995 were $3,076,000 versus $3,927,000 for the same period last year.
This decrease of 22% is mainly due to lower warehouse club sales.

     Gross profit for the quarter ended September 30, 1995 came in at 37% of net sales or $1,135,000. Last years gross profit was at 36% of net sales or $1,415,000. Gross profit is up as a result of cost reductions in manufacturing overhead.

     Selling, General and Administrative expenses decreased to $1,193,000 or 39% of net sales from $1,443,000 or 37% for the quarter ended September 30, 1994. This decrease is due to lower advertising and other marketing costs.

     Loss from operations for the quarter ended September 30, 1995 was $58,000 or 2% of net sales as compared to $28,000 or 1% for the same quarter ended last year.

     Interest expense was $23,000 or 1% of net sales for the quarter ended September 30, 1995 versus $51,000 or 1% for the same period last year.

     Net loss per common share, primary was $0.04 for the three months ended September 30, 1995 compared to $0.04 per common share, primary for the same period last year.

Liquidity and Capital Resources:
-------------------------------

     Intense competition and the Company's attempt to expand its customer base has affected the Company's profit and loss as well as cash flow. The Company is finding it difficult to generate sufficient working capital to meet current demands.

     At September 30, 1995, the Company's current liabilities exceed current assets by $1,153,000.

     The Company has a line of credit available from its primary bank lenders (the "Bank"); $125,000 remains available to the Company under the line of credit. The Company must repay the
                             7
$235,000 currently drawn on the line of credit by making principal payments of $5,000 per month with all such principal to be repaid on or before December of 1999. Although the Company has continued to make payments on this line of credit, payments have been made beyond the agreed upon due dates. These payment delays have technically caused the loan to be in default.

     In July 1995, the Company engaged in discussions with Waterbury Holdings, Inc. concerning the acquisition of the Company. As a condition of negotiation, Waterbury Holdings, Inc. provided the Company with $100,000. This sum was to be recorded as debt if the negotiations continued. In the event Waterbury Holdings discontinued the negotiations, the amount ($100,000) was forfeited in August 1995 when Waterbury Holdings, Inc. discontinued these negotiations.

     In December, 1993 the Company entered into an agreement with Economic Stabilization Trust, a Massachusetts public instrumentality, to borrow $150,000. This loan was used to finance equipment and is secured by the equipment purchased.
This loan is payable in equal monthly installments of principal. Interest is payable at prime plus 1 3/4% adjusted quarterly. Final payment is scheduled for January 1, 1997. Due to payment delays this loan is also technically in default.

     In August 1991, the Company entered into an agreement with MPDC, a Massachusetts development agency, to provide up to $160,000 to the Company for the development in Massachusetts of several new products. By June 30, 1993 the Company had expended the entire amount available under the agreement and repaid $80,000 to MPDC. The Company must repay $120,000 in 60 equal monthly installments of $2,000 (which includes imputed interest) which began in August, 1992. Due to payment delays this loan is also technically in default.

     In December 1989, the Company entered into an agreement with Katy Industries to borrow $1,350,000. On October 15, 1991 accrued interest of $173,000 was added to the principal to be repaid. This debt bears interest at 9.75% with monthly principal payments of $18,750 commencing April 11, 1994 with a final payment of all unpaid principal and interest on June 11, 1996.
On December 11, 1994 Katy Industries exercised warrant agreements for the purchase of 453,585 shares of the Company's common stock. The Company's debt to Katy was reduced by the purchase price or $793,774.

     The current operating plans indicate that the Company's losses will continue but diminish. Nevertheless, the sum of prior years' net losses are impairing the Company's ability to continue its operation because these losses were funded, in part, by debt which must be repaid out of current cash flows. The


                            8
Company will attempt to provide working capital through operations and (as necessary) additional advances on its line of credit. The Company can provide no assurances that these efforts will be successful in raising the capital necessary to continue its existence.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS:

     The Company publishes this Section for the purpose of fulfilling its legal duty to notify Shareholders and the Securities and Exchange Commission ("SEC") of legal proceedings in which it currently is involved.


1.  The Trio's 1991 lawsuit Against the Company
    -------------------------------------------

    Anthony Trio and Genevieve Trio, d/b/a Trio's v. Original
    ---------------------------------------------------------
    Italian Pasta Products Co., Inc. and Paul K. Stevens.
    -----------------------------------------------------
    Suffolk Superior Court (Boston, Massachusetts), C.A. No.
    91-2680-A.

    On April 21, 1994, following trial, the Superior Court entered a Memorandum of Decision and Order for Judgment of Court. On August 23, 1994, judgment was entered. The Trio's have appealed from the judgment and, as a result of that appeal, the Company has cross-appealed.

     The Trio's complaint had alleged that the Company had committed multiple breaches of the License Agreement (the "Agreement") dated July 12, 1985, with Anthony and Genevieve Trio (the "Trio's"). The Agreement grants to the Company the fundamental right to use the Trio name in the advertising and sale of certain products of the Trios, derivative products or other products. For those rights, the Company pays to the Trios a royalty calculated on "Net Sales" by type of product category. The complaint had charged the Company with: (1) failure to protect against unauthorized sales of the Company's products within the Boston North End, an area designated as exclusive for the Trios under the Agreement,(2) sale of pasta products and sauces under private label which allegedly forbidden by the Agreement, (3) failure to provide audited reports of royalties, (4) underpayment of royalties because of miscategorization of products and miscalculation of "Net Sales" and (5) failure to pay royalty amounts to a third-party pursuant to an assignment by the Trios and to the Internal Revenue Service pursuant to a tax

                            9
     levy. For all of these violations, the Trios sought damages, declaratory relief, and termination of the Agreement.

     In light of these claims, the Company filed counterclaims against the Trios. The Company prayed for a declaration of its rights and obligations under the Agreement with respect to the computation of "Net Sales", the proper categorization of both new and existing products, the offset of past overpayments of royalties, and the right to sell the Company's products under private label. In addition, the Company brought counterclaims for abusive process, interference with business relations, and unfair and deceptive trade practices. The abusive process claim arose from the Trios' earlier 1989 lawsuit and from the Trios' institution of this new litigation only one month after trial of the 1989 lawsuit, which had resulted in judgment for the Company. The allegation in the abusive process claim has become the subject of a third lawsuit by the Trios and is described below. In addition, the Trios' daughter, Catherine Cremaldi, had published a cookbook with recipes which were, in part, attributed to her parents. The Company accordingly counterclaimed for the Trios' breach of the provisions in the Agreement which required the Trios to keep confidential their recipes. Finally, the Company sought a declaration that the Trio's remedies under the Agreement were limited to money damages, and that the Trios had no right to terminate the Agreement, which by its very language is irrevocable.

     In its judgment, the Court made detailed findings. On the Trios' claims for breach of contract, with two minor exceptions, the Court found for the Company. As it pertained to the Company's ability to continue its operations, to classify products, to compute new sales, and to sell at private label, the Court found for the Company. Specifically, the Court rejected the Trios' claim that they could terminate the Agreement, finding that the Trios were not entitled to terminate the Agreement or revoke the licenses solely on account of the Company's failure to pay all royalties owed. The Court found that the Company was entitled to deduct promotional expenses and freight before computing "Net Sales" for purposes of computing the royalty. Significantly, the Court agreed with the Company that the Company had the right to distribute at private label derivative products that were either flour based or sauces and other products that were not flour based and found that all products presently sold by the Company fell into one of the two categories.


                            10

     However, the Court did find that the Company was in technical breach of the Agreement because its products were located in one store in the Trio's exclusive territorial area in the North End of Boston, but awarded only nominal damages of $1.00. The Court also concluded that the Company could not sell under private label "other products" which are flour based and, with respect to the Company's other counterclaims, including its claim for abuse of process, the Court found against the Company on the grounds that the Company had failed to establish these claims.

     In computing royalties owed, the Court declined to permit the Company to adjust its royalty payments retroactively before April 1, 1992. The Court's findings therefore required an adjustment of royalties paid for fiscal year 1992 and 1993 in the amount of $39,881, which has been paid by the Company.

II.  Trios File Libel Lawsuit Against the Company in 1994
     ----------------------------------------------------
     Genevieve Trio and Anthony Trio v. Original Italian Pasta
     ---------------------------------------------------------
     Products Co., Inc. and Paul K. Stevens.  Middlesex Superior
     ------------------------------------
     Court (Cambridge, Massachusetts), C.A. No. 94-6910.

     On December 5, 1994 the Trios filed their third lawsuit against the Company and Paul K. Stevens. The complaint alleges that the Company and Mr. Stevens libeled the Trios by sending shareholders a document, typed on official stationary, which states that the Trios sought to extort money from the Company.

     The Trios claim that the documents accuse them of having committed a crime and constitute libel per se.

     The investigation by the Company to date shows that the allegations in the Trios' complaint rely on language which appears in the "Legal Proceedings" section of the Forms 10K attached to the Company's 1992 and 1994 Annual Reports.
     Each of those Forms describes the allegations in, and the status at year's end of, the Trios' 1991 lawsuit against the Company. The Form 10K language, which the Trios allege is defamatory, is found in a paragraph describing the Company's counterclaims in the 1991 lawsuit. It is capitalized below:

          The Company filed its answer and counterclaim on February 25, 1992. In its counterclaim, the Company sought a declaration of its rights and obligations under the Agreement as they pertain to payment of royalties with respect to both new and existing products and to the sale of products under private

                            11
          label. In addition, the Company sought damages for abusive process, interference with business relations, and unfair and deceptive trade practices, alleging that THE TRIOS' ACTIONS IN PURSUING PAST AND PRESENT LITIGATION ARE A MALICIOUS ATTEMPT TO EXERT THEIR INFLUENCE AND CONTROL OVER THE OPERATIONS OF THE COMPANY AND TO EXTORT ADDITIONAL MONEY TO WHICH THEY ARE NOT ENTITLED.

     The contested language is taken directly from statements contained in the legal pleadings which the Company filed with the Court in the 1991 lawsuit. The Company's answer and counterclaim in the 1991 litigation refers to the Trios' 1989 lawsuit against the Company, contend that the suit lacked any basis in fact or in law, and aver that the Trios maintained the 1989 action for the "ulterior purpose [of enabling] the Trios to exert control of the manufacturing operations of the Company and [extracting] from the Company additional monies because of the Trios' dissatisfaction with the royalty payments they were receiving under the agreement" and that the Trios' complaint, "like the previous litigation, is without basis in fact or in law. Like its predecessor, it is in furtherance of the Trios' malicious and ulterior purpose of exerting their influence and control over the operations of the company and extorting additional monies from the company to which the Trios' are not entitled."

     The Company filed its answer on December 23, 1994. In its answer, the Company asserts, among other defenses, that the statement at issue was one of opinion and not a statement that the Trios had committed a criminal act, was made in an official document issued in compliance with the law (the
     SEC requires the Company to report and describe the previous litigation in its Form 10K) and was privileged because it related to and was contained within legal pleadings filed with the Court.

     The Trios seek an as yet unspecified amount of monetary damages, as well as interest, costs and reasonable attorneys fees, for slander, libel, injurious falsehood, malicious interference with a contractual right, and fraud.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None filed

Exhibits as part of this report are listed below:

     Exhibit Number                Description
           11                Computation of Earnings
                                   per share
                            12
                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
          Registrant




October 26, 1995                 Peter Stevens
Date                             Peter Stevens
                                 Chief Financial Officer
                                 Treasurer





































                            13

                                              EXHIBIT 11




          ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
             CALCULATION OF EARNINGS PER SHARE
            Three months ended September 30, 1995



                                   PRIMARY      FULLY DILUTED
                                   -------      -------------

Net loss                         $  80,000      $  80,000

Interest reduction (assumed)          --             --
                                 ---------      ---------

Adjusted net loss                   80,000         80,000
                                 =========      =========

Common shares outstanding        1,900,000      1,900,000

Weighted average options and
warrants outstanding               506,000        506,000


Limitation assumed purchases 20%   380,000        380,000
                                 ---------      ---------
                                 2,026,000      2,026,000
                                 =========      =========

Earnings per share              $  (0.04)      $  (0.04)
                                 =========      =========
















                            14