Form 10QSB/A
period 1995-09-30
ORIGINAL ITALIAN PASTA PRODUCTS CO INC
filed 1995-11-17
CIK 802686

U. S. SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.  20549



                       FORM 10-QSB/A
FIRST AMENDMENT TO 10QSB FOR THE QUARTER ENDING SEPTEMBER 30,
1995


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

                            1
Exhibits as part of this report are listed below:

     Exhibit Number                Description
           11                Computation of Earnings
                                   per share

           27                Financial Data Schedules


                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
          Registrant




November 16, 1995                Peter Stevens
                                 Peter Stevens
                                 Chief Financial Officer
                                 Treasurer




























                              2