Form 10QSB
period 1995-12-31
ORIGINAL ITALIAN PASTA PRODUCTS CO INC
filed 1996-01-30
CIK 802686

U. S. SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.  20549



                       FORM 10-QSB


            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                         Commission File No.
  December 31, 1995                                  0-16161



               ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                        36 AUBURN STREET
                        CHELSEA, MA  02150

                     TELEPHONE (617) 884-5211




State of Incorporation         I.R.S. Employer Identification No.
    Massachusetts                         04-2877789




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes [X]          No [ ]




As of December 31, 1995 the number of shares of Common Stock, $.02 par value, outstanding were 1,899,885.

                            1


               Original Italian Pasta Products Co. Inc.


                                INDEX

                                                           PAGE
                                                            NO.


PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements:  (Current years results are
                                 unaudited)


Balance Sheets - As at December 31, 1995 and June 30, 1995    3

Statement of Operations:
Three months ended December 31, 1995 and December 31, 1994    4

Six months ended December 31, 1995 and December 31, 1994      5

Statement of Cash Flows:
Six months ended December 31, 1995 and December 31, 1994      6

Notes to Financial Statements                                 7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations               8-10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                11-14

Item 6.  Exhibits and Reports on Form 8-K                    14

SIGNATURES                                                   15

EXHIBIT 11 - Computation of Earnings Per Share               16






                            2




            Original Italian Pasta Products Co. Inc.
                        Balance Sheet
                         (Unaudited)

        Asset                    December 31,     June 30,
                                      1995          1995
Current Assets:
   Cash and Cash Equivalents     $  178,000     $   98,000
   Accounts Receivable, net       1,389,000        754,000
   Inventories (Note 3)             851,000        818,000
   Prepaid expenses and other         7,000          7,000
                                  ---------     ----------
        Total current assets      2,425,000      1,677,000

Property and equipment, net         986,000      1,290,000
Other assets, net                    60,000         53,000
                                  ---------     ----------
        Total Assets             $3,471,000     $3,020,000
                                 ==========     ==========

Liabilities and Shareholders
Equity

Current Liabilities:
   Current maturities of long-
   term debt and capital lease   $  415,000     $  758,000
   Accounts Payable               1,429,000      1,450,000
   Accrued Expenses               1,102,000        665,000
                                 ----------     ----------
        Total current liabilities 2,946,000      2,873,000
                                 ----------     ----------
Long-term debt and capital lease    256,000        117,000
                                 ----------     ----------
Shareholders' Deficit

   Preferred stock - $.01 par
   value.  Authorized - 1,000,000
   shares.  Issued and
   outstanding - None.                 --             --
   Common Stock - $.02 par value
   Authorized - 6,000,000 shares.
   Issued and outstanding -
   1,899,885 shares.                 38,000         38,000
   Additional paid-in capital     3,912,000      3,912,000
   Accumulated deficit           (3,681,000)    (3,920,000)
                                 ----------     ----------
        Total Shareholder's
        Equity                   $  269,000     $   30,000
                                 ----------     ----------
        Total Liabilities and
        Equity                   $3,471,000     $3,020,000
                                 ==========     ==========
                    See accompanying notes
                            3
             ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                      STATEMENT OF OPERATIONS
                            (Unaudited)

                                        Three months ended
                                  December 31,     December 31,
                                       1995              1994
                                  ----------         ----------
Net sales                         $4,894,000         $3,907,000
Cost of goods sold                 3,067,000          2,384,000
                                  ----------         ----------
        Gross profit               1,827,000          1,523,000

Selling, general and
administrative expenses            1,421,000          1,664,000
                                 -----------        -----------
   Gain/(Loss) from operations
        operations                   406,000           (141,000)

Other Expense/Income:
   Interest income                     1,000             1,000
   Interest expense                  (20,000)          (49,000)
                                   ----------       -----------
   Net Income/(Loss) before taxes    387,000          (189,000)

Provision for taxes                  (68,000)             --

   Net Income/(Loss) after taxes  $  319,000         $(189,000)
                                  ===========        ==========

Net income/(loss) per share
(Note 2), primary                 $    0.17          $   (0.08)
                                  ==========          =========

Net income/(loss) per share
(Note 2), fully diluted           $    0.17        $     (0.08)
                                  ==========         ==========

Weighted average shares
outstanding, primary              2,040,000           2,439,000
                                  =========           =========


Weighted average shares
outstanding, fully diluted        2,040,000           2,439,000
                                  =========           =========


                    See accompanying notes
                            4




          ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                   STATEMENT OF OPERATIONS
                        (Unaudited)  Six months ended
                                 December 31,     December 31,
                                     1995             1994
                                 -----------      -----------
Net Sales                        $7,970,000       $7,834,000
Cost of goods sold                5,008,000        4,896,000
                                 ----------       ----------
        Gross profit              2,962,000        2,938,000
Selling, general and
administrative expenses           2,613,000        3,107,000
                                 ----------       ----------
        Profit/(Loss) from
        operations                  349,000         (169,000)

Other Expense/Income:
   Interest income                    1,000            1,000
   Interest expense                 (43,000)         (99,000)
   Other income/(loss)                 --             (1,000)
                                    --------        ---------
   Net Income/(Loss) before taxes    307,000        (268,000)
                                    ========        =========

Provision for taxes                  (68,000)            --

   Net Income/(Loss)after taxes      239,000        (268,000)
                                    ========       =========

Net income/(loss) per share
 (Note 2), primary                  $  0.15        $  (0.11)
                                    ========       =========

Net income/(loss) per share
 (Note 2), fully diluted            $  0.15        $  (0.11)
                                    ========       =========

Weighted average shares
outstanding, primary                2,030,000       2,487,000
                                    =========       =========

Weighted average shares
outstanding, fully diluted          2,030,000       2,487,000
                                    =========       =========

                      See accompanying notes
                              5







             ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                     STATEMENT OF CASH FLOWS
                          (Unaudited)  Six months ended
Cash flows from operating           December 31,    December 31,
activities:                             1995           1994
   Net Income                      $  239,000       $ (268,000)
 Adjustments to reconcile
 net income to net cash used
 in operating activities:
   Depreciation and Amortization      308,000          407,000
   (Increase)  Decrease in
   accounts receivable               (635,000)          74,000
   (Increase) Decrease in
   inventories                        (33,000)          10,000
   (Increase) Decrease in prepaid
   expenses and other                   --               1,000
   (Decrease) Increase in
   accounts payable                   (21,000)         252,000
   Increase (Decrease) in
   accrued expenses                   335,000         (186,000)
   Increase (Decrease) in
   tax provision                        2,000          (50,000)
  (Increase) Decrease in
   other assets                       (10,000)         275,000
                                   -----------      -----------
        Net cash provided by
        operating activities          185,000          515,000

Cash flows from investing
activities:
   Purchase of property and
   equipment                             --           (421,000)
   Sale of warrants                      --            794,000
                                  ------------      -----------
        Net cash used by
        investing activities             --            373,000

Cash flows from financing
activities:
   Proceeds from negotiations         100,000             --
   Principal payments on debt        (205,000)        (980,000)
                                    ----------       ----------
        Net cash used by
        financing activities         (105,000)        (980,000)
                                    ----------       ----------
Net increase (decrease) in cash
and cash equivalents                   80,000          (92,000)

Cash - beginning of period             98,000          295,000
                                    ----------       ----------
Cash - end of period                $ 178,000        $ 203,000
                                    ==========       ==========
                    See accompanying notes
                            6
             ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                  NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

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

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Results from operations for the six month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996.

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

NOTE 3:  INVENTORIES:

Inventories, stated at the lower of cost or market, on a first-in, first-out basis, are comprised of the following:


                            December 31,     June 30,
                                 1995          1995
                            -------------   ----------
Raw Materials               $  345,000      $  154,000
Packaging Materials            182,000         339,000
Finished Goods                 324,000         325,000
                             ----------     ----------
        Total               $  851,000      $  818,000
                             ==========      ==========

                            7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS:  For the quarter ended December 31, 1995
---------------------   compared to the quarter ended December
                        31, 1994.

     Net sales for the quarter ended December 31, 1995 were $4,894,000 versus $3,907,000 for the same period last year.
This increase of 25% is mainly attributable to increased sales to warehouse club customers.

     Gross profit for the quarter ended December 31, 1995 came in at 37% of net sales or $1,827,000. Last years gross profit was at 39% of net sales or $1,523,000. Gross profit is up as the result of greater sales volume.

     Selling, General and Administrative expenses decreased to $1,421,000 or 29% of net sales from $1,664,000 or 43% for the quarter ended December 31, 1994. This decrease is due to lower advertising and other marketing costs.

     Gain from operations for the quarter ended December 31, 1995 was $406,000 or 8% of net sales as compared to a loss from operations of $141,000 or 4% of net sales for the same quarter ended last year.

     Interest expense was $20,000 or 0% of net sales for the quarter ended December 31, 1995 versus $49,000 or 1% for the same period last year.

     Net income per common share, primary was $0.17 for the three months ended December 31, 1995 compared to a net loss per common share of $0.08, primary for the same period last year.


Results of Operations:  For the six months ended December 31,
--------------------    1995 compared to the six month period
                        ended December 31, 1994.

     Net Sales for the six months ended December 31, 1995 were $7,970,000 versus $7,834,000 for the same period last year. This increase of 2% is attributable to higher warehouse club sales.

     Gross profit for the six months ended December 31, 1995 is 37% of net sales or $2,962,000. Last years gross profit was 38% of net sales or $2,938,000.

                            8
     Selling, General and Administrative expenses decreased to $2,613,000 or 33% of net sales from $3,107,000 or 40% for the period ended December 31, 1994. This decrease of $494,000 is mainly attributable to lower sales and marketing expenses.

     Profit from operations for the six month period ended
December 31, 1995 was $349,000 or 4% of net sales as compared to a loss from operations of $169,000 or 2% of net sales for the same period last year.

     Interest expense was $43,000 or 1% of net sales for the six months ended December 31, 1995 versus $99,000 or 1% for the same period last year.

     Net income per common share, primary was $0.15 for the six months ended December 31, 1995 compared to a net loss per common share of $0.11 for the same period last year.

Liquidity and Capital Resources:
-------------------------------
     Intense competition and the Company's attempt to expand its customer base has affected the Company's profit and loss as well as cash flow. The Company is finding it difficult to generate sufficient working capital to meet current demands.

     At December 31, 1995, the Company's current liabilities exceed current assets by $521,000.

     The Company has a line of credit available from its primary bank lenders (the "Bank"); $125,000 remains available to the Company under the line of credit. The Company must repay the $220,000 currently drawn on the line of credit by making principal payments of $5,000 per month with all such principal to be repaid on or before December of 1999. The Company is no longer in technical default on this loan.

     In July 1995, the Company engaged in discussions with Waterbury Holdings, Inc. concerning the acquisition of the Company. As a condition of negotiation, Waterbury Holdings, Inc. provided the Company with $100,000. This sum was to be recorded as debt if the negotiations continued. In the event Waterbury Holdings discontinued the negotiations, the amount ($100,000) was forfeited in August 1995 when Waterbury Holdings,Inc. discontinued these negotiations.

     In December, 1993 the Company entered into an agreement with Economic Stabilization Trust, a Massachusetts public instrumentality, to borrow $150,000. This loan was used to finance equipment and is secured by the equipment purchased.
This loan is payable in equal monthly installments of principal. Interest is payable at prime plus 1 3/4% adjusted quarterly. Final payment is scheduled for January 1, 1997. The Company is no longer in technical default on this loan.
                            9
     In August 1991, the Company entered into an agreement with MPDC, a Massachusetts development agency, to provide up to $160,000 to the Company for the development in Massachusetts of several new products. By June 30, 1993 the Company had expended the entire amount available under the agreement and repaid $80,000 to MPDC. The Company must repay $120,000 in 60 equal monthly installments of $2,000 (which includes imputed interest) which began in August, 1992. The Company is no longer in technical default on this loan.

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

     The current operating plans indicate that the Company's profits will continue but at a modest rate. Nevertheless, the sum of prior years' net losses are impairing the Company's ability to continue its operation because these losses were funded, in part, by debt which must be repaid out of current cash flows. In addition, the Company is undergoing plant renovations which will require increased funding. The Company will attempt to provide working capital through operations and (as necessary) additional advances on its line of credit. The Company can provide no assurances that these efforts will be successful in raising the capital necessary to continue its expansion and working capital requirements.




















                              10

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

    The Trio's complaint had alleged that the Company had committed multiple breaches of the License Agreement (the "Agreement") dated July 12, 1985, with Anthony and Genevieve Trio (the "Trio's"). The Agreement grants to the Company the fundamental right to use the Trio name in the advertising and sale of certain products of the Trios, derivative products or other products. For those rights, the Company pays to the Trios a royalty calculated on "Net Sales" by type of product category. The complaint had charged the Company with: (1) failure to protect against unauthorized sales of the Company's products within the Boston North End, an area designated as exclusive for the Trios under the Agreement,(2) sale of pasta products and sauces under private label which allegedly forbidden by the Agreement, (3) failure to provide audited reports of royalties, (4) underpayment of royalties because of miscategorization of products and miscalculation of "Net Sales" and (5) failure to pay royalty amounts to a third-party pursuant to an assignment by the Trios and to the Internal Revenue Service pursuant to a tax levy. For all of these violations, the Trios sought damages, declaratory relief, and termination of the Agreement.



                            11

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

     However, the Court did find that the Company was in technical breach of the Agreement because its products were located in one store in the Trio's exclusive territorial area in the North End of Boston, but awarded only nominal damages of $1.00. The Court also concluded that the Company


                             12
     could not sell under private label "other products" which are flour based and, with respect to the Company's other counterclaims, including its claim for abuse of process, the Court found against the Company on the grounds that the Company had failed to establish these claims.

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

          The Company filed its answer and counterclaim on February 25, 1992. In its counterclaim, the Company sought a declaration of its rights and obligations under the Agreement as they pertain to payment of royalties with respect to both new and existing products and to the sale of products under private






                            13
          label. In addition, the Company sought damages for abusive process, interference with business relations, and unfair and deceptive trade practices, alleging that THE TRIOS' ACTIONS IN PURSUING PAST AND PRESENT LITIGATION ARE A MALICIOUS ATTEMPT TO EXERT THEIR INFLUENCE AND CONTROL OVER THE OPERATIONS OF THE COMPANY AND TO EXTORT ADDITIONAL MONEY TO WHICH THEY ARE NOT ENTITLED.

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

                          14











                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
          Registrant




January 30, 1996                 Peter Stevens
Date                             Peter Stevens
                                 Chief Financial Officer
                                 Treasurer


























                           15












                                              EXHIBIT 11




          ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
             CALCULATION OF EARNINGS PER SHARE
            Six months ended December 31, 1995



                                   PRIMARY      FULLY DILUTED
                                   -------      -------------

Net Income                         $ 239,000      $ 239,000

Interest reduction (assumed)          69,000         69,000

                                   ---------      ---------

Adjusted net income                  308,000        308,000
                                   =========      =========

Common shares outstanding          1,900,000      1,900,000

Weighted average options and
warrants outstanding                 510,000        510,000


Limitation assumed purchases 20%     380,000        380,000
                                   ---------      ---------
                                   2,030,000      2,030,000
                                   =========      =========

Earnings per share                $    0.15       $  0.15
                                   =========      =========







                               16