Form 10QSB
period 1996-03-31
ORIGINAL ITALIAN PASTA PRODUCTS CO INC
filed 1996-04-30
CIK 802686

U. S. SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.  20549



                       FORM 10-QSB


            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                         Commission File No.
  March 31, 1996                                  0-16161



               ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                        36 AUBURN STREET
                        CHELSEA, MA  02150

                     TELEPHONE (617) 884-5211




State of Incorporation         I.R.S. Employer Identification No.
    Massachusetts                         04-2877789




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes [X]          No [ ]




As of March 31, 1996 the number of shares of Common Stock, $.02 par value, outstanding were 1,899,885.

                            1


               Original Italian Pasta Products Co. Inc.


                                INDEX

                                                           PAGE
                                                            NO.


PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements:  (Current years results are
                                 unaudited)


Balance Sheets - As at March 31, 1996 and June 30, 1995       3

Statement of Operations:
Three months ended March 31, 1996 and March 31, 1995          4

Nine months ended March 31, 1996 and March 31, 1995           5

Statement of Cash Flows:
Nine months ended March 31, 1996 and March 31, 1995           6

Notes to Financial Statements                                 7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations               8-10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                11-14

Item 6.  Exhibits and Reports on Form 8-K                    14

SIGNATURES                                                   15

EXHIBIT 11 - Computation of Earnings Per Share               16






                            2




            Original Italian Pasta Products Co. Inc.
                        Balance Sheet
                         (Unaudited)

        Asset                       March 31,     June 30,
                                      1996          1995
Current Assets:
   Cash and Cash Equivalents     $  405,000     $   98,000
   Accounts Receivable, net         993,000        754,000
   Inventories (Note 3)             933,000        818,000
   Prepaid expenses and other        15,000          7,000
                                  ---------     ----------
        Total current assets      2,346,000      1,677,000

Property and equipment, net         833,000      1,290,000
Other assets, net                   289,000         53,000
                                  ---------     ----------
        Total Assets             $3,468,000     $3,020,000
                                 ==========     ==========

Liabilities and Shareholders
Equity

Current Liabilities:
   Current maturities of long-
   term debt and capital lease   $  354,000     $  758,000
   Accounts Payable               1,027,000      1,450,000
   Accrued Expenses               1,407,000        665,000
                                 ----------     ----------
        Total current liabilities 2,788,000      2,873,000
                                 ----------     ----------
Long-term debt and capital lease    215,000        117,000
                                 ----------     ----------
Shareholders' Deficit

   Preferred stock - $.01 par
   value.  Authorized - 1,000,000
   shares.  Issued and
   outstanding - None.                 --             --
   Common Stock - $.02 par value
   Authorized - 6,000,000 shares.
   Issued and outstanding -
   1,899,885 shares.                 38,000         38,000
   Additional paid-in capital     3,912,000      3,912,000
   Accumulated deficit           (3,485,000)    (3,920,000)
                                 ----------     ----------
        Total Shareholder's
        Equity                   $  465,000     $   30,000
                                 ----------     ----------
        Total Liabilities and
        Equity                   $3,468,000     $3,020,000
                                 ==========     ==========
                    See accompanying notes
                            3
             ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                      STATEMENT OF OPERATIONS
                            (Unaudited)

                                        Three months ended
                                   March 31,         March 31,
                                       1996              1995
                                  ----------         ----------
Net sales                         $4,210,000         $3,273,000
Cost of goods sold                 2,586,000          2,313,000
                                  ----------         ----------
        Gross profit               1,624,000            960,000

Selling, general and
administrative expenses            1,354,000          1,411,000
                                 -----------        -----------
   Gain/(Loss) from operations
        operations                   270,000           (451,000)

Other Expense/Income:
   Interest income                     1,000             1,000
   Interest expense                  (17,000)          (23,000)
                                   ----------       -----------
   Net Income/(Loss) before taxes    254,000          (473,000)

Provision for taxes                  (57,000)           (5,000)

   Net Income/(Loss) after taxes  $  197,000         $(478,000)
                                  ===========        ==========

Net income/(loss) per share
(Note 2), primary                 $    0.10          $   (0.20)
                                  ==========          =========

Net income/(loss) per share
(Note 2), fully diluted           $    0.10        $     (0.20)
                                  ==========         ==========

Weighted average shares
outstanding, primary              2,045,000           2,436,000
                                  =========           =========


Weighted average shares
outstanding, fully diluted        2,045,000           2,436,000
                                  =========           =========


                    See accompanying notes
                            4




          ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                   STATEMENT OF OPERATIONS
                        (Unaudited)  Nine months ended
                                    March 31,     March 31,
                                     1996             1995
                                 -----------      -----------
Net Sales                       $12,180,000      $11,107,000
Cost of goods sold                7,594,000        7,209,000
                                 ----------       ----------
        Gross profit              4,586,000        3,898,000
Selling, general and
administrative expenses           3,968,000        4,518,000
                                 ----------       ----------
        Profit/(Loss) from
        operations                  618,000         (620,000)

Other Expense/Income:
   Interest income                    2,000            2,000
   Interest expense                 (60,000)        (122,000)
   Other income/(loss)                1,000           (1,000)
                                    --------        ---------
   Net Income/(Loss) before taxes    561,000        (741,000)
                                    ========        =========

Provision for taxes                 (125,000)         (6,000)

   Net Income/(Loss)after taxes      436,000        (747,000)
                                    ========       =========

Net income/(loss) per share
 (Note 2), primary                  $  0.24        $  (0.32)
                                    ========       =========

Net income/(loss) per share
 (Note 2), fully diluted            $  0.24        $  (0.32)
                                    ========       =========

Weighted average shares
outstanding, primary                2,104,000       2,354,000
                                    =========       =========

Weighted average shares
outstanding, fully diluted          2,104,000       2,354,000
                                    =========       =========

                      See accompanying notes
                              5







             ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                     STATEMENT OF CASH FLOWS
                          (Unaudited)  Nine months ended
Cash flows from operating            March 31,      March 31,
activities:                             1996           1995
   Net Income                      $436,000       $ (747,000)
 Adjustments to reconcile
 net income to net cash used
 in operating activities:
   Depreciation and Amortization    463,000          613,000
   (Increase)  Decrease in
   accounts receivable             (240,000)         280,000
   (Increase) Decrease in
   inventories                     (114,000)        (103,000)
   (Increase) Decrease in prepaid
   expenses and other                (8,000)          13,000
   (Decrease) Increase in
   accounts payable                (423,000)         541,000
   Increase (Decrease) in
   accrued expenses                 683,000         (216,000)
   Increase (Decrease) in
   tax provision                     59,000          (43,000)
  (Increase) Decrease in
   other assets                    (243,000)         250,000
                                   -----------      -----------
        Net cash provided by
        operating activities        613,000          588,000

Cash flows from investing
activities:
   Purchase of property and
   equipment                           --           (450,000)
   Sale of warrants                    --            794,000
                                  ------------      -----------
        Net cash used by
        investing activities           --            344,000

Cash flows from financing
activities:
   Proceeds from negotiations        100,000             --
   Principal payments on debt       (406,000)      (1,092,000)
                                    ----------       ----------
        Net cash used by
        financing activities        (306,000)      (1,092,000)
                                    ----------       ----------
Net increase (decrease) in cash
and cash equivalents                 307,000         (160,000)

Cash - beginning of period            98,000          295,000
                                    ----------       ----------
Cash - end of period                $405,000        $ 135,000
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

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Results from operations for the nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996.

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

NOTE 3:  INVENTORIES:

Inventories, stated at the lower of cost or market, on a first-in, first-out basis, are comprised of the following:


                              March 31,     June 30,
                                 1996          1995
                            -------------   ----------
Raw Materials               $  155,000      $  154,000
Packaging Materials            356,000         339,000
Finished Goods                 422,000         325,000
                             ----------     ----------
        Total               $  933,000      $  818,000
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

RESULTS OF OPERATIONS:  For the quarter ended March 31, 1996
- ---------------------   compared to the quarter ended
                        March 31, 1995.

     Net sales for the quarter ended March 31, 1996 were $4,210,000 versus $3,273,000 for the same period last year.
This increase of 29% is mainly attributable to increased sales to warehouse club customers.

     Gross profit for the quarter ended March 31, 1996 came in at 39% of net sales or $1,624,000. Last years gross profit was at 29% of net sales or $960,000. Gross profit is up as the result of greater sales volume.

     Selling, General and Administrative expenses decreased to $1,354,000 or 32% of net sales from $1,411,000 or 43% for the quarter ended March 31, 1995. This decrease is due to lower advertising and other marketing costs.

     Gain from operations for the quarter ended March 31, 1996 was $270,000 or 6% of net sales as compared to a loss from operations of $451,000 or 14% of net sales for the same quarter ended last year.

     Interest expense was $17,000 or 0% of net sales for the quarter ended March 31, 1996 versus $23,000 or 1% for the same period last year.

     Net income per common share, primary was $0.10 for the three months ended March 31, 1996 compared to a net loss per common share of $0.20, primary for the same period last year.


Results of Operations:  For the nine months ended March 31,
- --------------------    1996 compared to the nine month period
                        ended March 31, 1995.

     Net Sales for the nine months ended March 31, 1996 were $12,180,000 versus $11,107,000 for the same period last year.
This increase of 10% is attributable to higher warehouse club sales.

     Gross profit for the nine months ended March 31, 1996 is
38% of net sales or $4,586,000.  Last years gross profit was 35%
of net sales or $3,898,000.
                        8

    Selling, General and Administrative expenses decreased to $3,967,000 or 33% of net sales from $4,518,000 or 41% for the period ended March 31, 1995. This decrease of $551,000 is mainly attributable to lower sales and marketing expenses.

     Profit from operations for the nine month period ended
March 31, 1996 was $618,000 or 5% of net sales as compared to a loss from operations of $620,000 or 6% of net sales for the same period last year.

     Interest expense was $60,000 or 0% of net sales for the nine months ended March 31, 1996 versus $122,000 or 1% for the same period last year.

     Net income per common share, primary was $0.24 for the nine months ended March 31, 1996 compared to a net loss per common share of $0.32 for the same period last year.

Liquidity and Capital Resources:
- -------------------------------
     Intense competition and the Company's attempt to expand its customer base has affected the Company's profit and loss as well as cash flow. The Company is finding it difficult to generate sufficient working capital to meet current demands.

     At March 31, 1996, the Company's current liabilities exceed current assets by $442,000.

     The Company has a line of credit available from its primary bank lenders (the "Bank"); $125,000 remains available to the Company under the line of credit. The Company must repay the $208,000 currently drawn on the line of credit by making principal payments of $6,250 per month with all such principal to be repaid on or before December of 1999. The Company is no longer in technical default on this loan.

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

     The current operating plans indicate that the Company's profits will continue but at a modest rate. Nevertheless, the sum of prior years' net losses are impairing the Company's ability to continue its operation because these losses were funded, in part, by debt which must be repaid out of current cash flows. In addition, the Company is undergoing plant renovations to meet production, new product and diversification demands, which will require increased funding. The Company will attempt to provide working capital through operations and (as necessary) additional advances on its line of credit. The Company can provide no assurances that these efforts will be successful in raising the capital necessary to continue its expansion and working capital requirements.

Subsequent Events:
- ------------------

     In April of 1996, the Company lost business in a division of a warehouse club customer. A competitor offered an extremely rich program to obtain this division. The Company is in the process of developing new customers to replace these sales.










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

          ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
          Registrant




APRIL 30, 1996                   Peter Stevens
Date                             Peter Stevens
                                 Chief Financial Officer
                                 Treasurer



























                           15








                                              EXHIBIT 11




          ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
             CALCULATION OF EARNINGS PER SHARE
            Nine months ended March 31, 1996



                                   PRIMARY      FULLY DILUTED
                                   -------      -------------

Net Income                         $436,000      $436,000

Interest reduction (assumed)         70,000        60,000

                                   ---------      ---------

Adjusted net income                 506,000       496,000
                                   =========      =========

Common shares outstanding          1,900,000      1,900,000

Weighted average options and
warrants outstanding                 584,000        584,000


Limitation assumed purchases 20%     380,000        380,000
                                   ---------      ---------
                                   2,104,000      2,104,000
                                   =========      =========

Earnings per share                $    0.24      $  0.24
                                   =========      =========



                               16