Form 10KSB
period 1996-06-30
ORIGINAL ITALIAN PASTA PRODUCTS CO INC
filed 1996-10-16
CIK 802686

THIS DOCUMENT IS A COPY OF THE FORM 10KSB FILED ON
 OCTOBER 16, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION


                               Total number of pages: 42
                               Exhibit Index Page: 16

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                       FORM 10-KSB
(Mark One)

--X--     Annual Report pursuant to Section 13 or 15 (d) of the
          Securities Exchange Act of 1934 (Fee Required)

-----      For the fiscal year ended June 30, 1996 or

          Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. (No fee required)

          For the transition period ------- to -------

          Commission file number 0-16161

          ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
          (Name of small business issuer in its charter)

          MASSACHUSETTS                   04-2877789
          (State or other jurisdiction        (IRS Employer
           of incorporation or                 identification
           organization)                          number)

          36 AUBURN STREET, CHELSEA, MA.  02150
          (Address of principal                         (Zip Code)
           Executive Offices)

          (617) 884-5211
          (Issuer's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of
          the Act:         NONE

          Securities registered pursuant to Section 12 (g) of
          the Act:         NONE

          COMMON STOCK, $.02 PAR VALUE
          (Title of class)

          Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past ninety days.

          YES ---X--                  NO ------

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in
          Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          State issuer's revenues for its most recent fiscal year:
          $15,306,00 for the fiscal year ended June 30, 1996.

          Aggregate market value of the registrant's voting stock
          held by non-affiliates as of September 16, 1996: Common Stock, $.02 par value: $1,520,885

          Number of shares outstanding of each of the registrant's classes of common stock, as of September 16,1996: Common Stock, $.02 par value: 1,899,885 shares.

          DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the Company's Form S-18 Registration
          Statement (File no. 0-16161) and Amendment Number 1 and
          3 thereto, as well as portions of the Company's
          FORM 10-KSB filed on September 27, 1995 for the
          Company's fiscal year ended June 30, 1995, are incorporated by reference in response to Part IV,
          Item 14 (a) (3).

























                            PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CURRENT DEVELOPMENTS.  ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
was incorporated and has been selling fresh pasta and sauce products since 1985. During fiscal 1996, the Company experienced an increase in sales due to the Sales to a New Warehouse Club customer. Although the Company experienced a profit for the year ended June 30,1996, the Company did lose sales of a division of another warehouse club (in the fourth quarter of 1996). The financial statements included in the reports provide information regarding the performance of the Company. (See Part III,Item .)

GENERAL. The Company manufactures, markets and distributes high quality Italian food products consisting of premium fresh pasta products and fresh tomato-based (including marinara and mushroom), pesto and alfredo sauces, and continues to evaluate the feasibility of manufacturing, marketing and distributing other pasta sauces, pasta entrees and side dishes.

The Company uses recipes developed over the past thirty years by Geneveive Trio and members of her family and, in the case of its tortellini pasta and alfredo sauce, recipes and processes developed by Edward Tolini, a former chef at several noted Boston area restaurants and a culinary arts instructor. Rosario Del Nero developed the Company's tortelloni and ravioli products. (SEE PART I, ITEM 1 - DESCRIPTION OF BUSINESS - LICENSE AGREEMENT.)

Sales of the Company's products are made through brokers and distributors, as well as direct to certain accounts. The Company has a network of 12 food brokers who present the products to retail supermarket chains. Sales of products are also made through 15 distributors, which provide warehousing and delivery, to a variety of supermarket chains, independent supermarkets, and wholesale clubs along the east and west coasts and in the north central, southeastern and southwestern states. Some products are sold at the Trio family retail location in Boston and some products are sold under private label for retailers. The Company strives to increase its distribution based upon product quality and unique, attractive packaging concepts which present the products in fashionable, appealing formats.

The Company leases a 24,519 square foot manufacturing, distribution and administrative facility in Chelsea, Massachusetts. (SEE PART I, ITEM 2 - DESCRIPTION OF PROPERTY.)

LICENSE AGREEMENT. In July 1985, the Company entered into an agreement with Anthony and Genevieve Trio (the "TRIO'S") which, as amended, gives the Company the exclusive, perpetual and irrevocable right and license to use at wholesale the recipes, trade secrets, information, processes and methods (the "RECIPES") used in producing a variety of pastas and sauces and prepared pasta entrees.

In addition, the Company received the exclusive right and license to market and sell products which are based on the Recipes at wholesale and to use the name "TRIO'S" in connection with the promotion, advertising and sale of products at wholesale. In exchange for the licenses and rights, the Trios receive royalties equal to a percentage of the net sales of the products by the Company. The royalty rate, originally 5% in the first year of the agreement, is 2% through the year 2005. A reduced royalty rate (1% in fiscal year 1996) applies to products sold under the "TRIO'S" name, but made with recipes not provided by the Trios. The Trios are subject to a non-competition provision except with respect to the operation of retail stores, which the Trios may expand, license or franchise. The Company is not aware of any such licensed or franchised stores. The Company and the Company's President are subject to a non-competition provision which limits the Company's right to sell products at retail except through a factory retail outlet at the Company's facility in Chelsea, Massachusetts, and which restricts their ability to sell the products on a wholesale basis in the area surrounding the Trio's original retail store in Boston, Massachusetts. The Trios have also agreed to hold all Recipes in confidence, to keep them secret and not to use them, except to produce products for sale in their retail store currently located in Boston, Massachusetts, and in other retail stores which they may open in the future. The Trio's have further agreed not to disclose the Recipes to others, except to their employees or to licensees and franchisees of the Trios which have retail operations, so long as such employees, licensees and franchisees have executed and delivered confidentiality agreements for the benefit of the Trios and the Company. The agreement also requires that Genevieve, Anthony and Louis Trio provide such consultation and assistance to the Company as the Company may reasonably require to produce, market and sell the products, subject to the Trios' reasonable availability, in exchange for which the Trios received a fee of $100,000 paid on August 24, 1987. (SEE PART I, ITEM 3 - LEGAL PROCEEDINGS.)

PRODUCTS AND PRODUCT DEVELOPMENT. The Company currently manufacturers thirty-seven pastas and pasta sauces at its Chelsea, Massachusetts facility. The pasta products that the Company currently produces include various flavors of cappellini (angel's hair), linguine, fettuccine, tortellini, tortelloni and ravioli. The Company continues to evaluate the feasibility of manufacturing, marketing and distributing other pasta sauces, pasta entrees and side dishes.

All of the Company's products require refrigeration and, therefore, are transported in refrigerated containers. In addition, all products are displayed for the consumer in refrigerated cases.

DISTRIBUTION OPERATIONS. The Company has retained 14 food brokers, who specialize in presenting the products for retail supermarket distribution along the east and west coasts and in the north central, southeast and southwestern states. The Company also distributes its products through non-exclusive distribution arrangements with 20 distributors who provide warehousing and delivery to its customers. The Company also sells its products on a direct basis to certain supermarket customers and to wholesale clubs. Sales to Sam's Club, a warehouse club, accounted for 39% of sales for the year ended June 30, 1996.

MARKETING. The Company's products are sold principally through brokers and distributors to 50 supermarket chains, and to independent supermarkets, delicatessens and clubs which together encompass approximately 3000 retail outlets located along the east and west coasts and in the north central, midwestern, southeastern and southwestern states. The Company seeks to increase the distribution of existing and newly introduced products in current markets as well as to expand distribution into new geographic areas.

MANUFACTURING PROCESS. The Company's manufacturing facility is comprised of leased space in Chelsea, Massachusetts. (SEE PART
I, ITEM 2 - DESCRIPTION OF PROPERTY.)

RAW MATERIALS AND SUPPLIES. The Company uses high quality flour, eggs, tomatoes, garlic, cheeses and a blend of soybean and imported olive oils and various spices in the manufacture of its products.

There are ample supplies of all critical raw materials, and the Company expects no raw material shortages in the forseeable future. Seasonal factors do not affect the availability of raw materials, but have periodically resulted in some price increases, which have not had a material adverse impact on the Company's gross margins. Should increases become substantial, the Company would consider increasing its prices to its wholesale customers.

PATENTS AND TRADEMARKS. The recipes and manufacturing processes used by the Company (whether or not licensed from the Trios) are not subject to patent protection. Although the recipes and manufacturing processes are treated as proprietary trade information and are being maintained as confidential, no assurance can be given that confidentiality can or will be maintained or that others cannot develop similar or superior formulas or products or duplicate the Company's manufacturing processes.

SEASONAL ASPECTS OF BUSINESS. The Company's business is not of a seasonal nature.

WORKING CAPITAL.  The Company's inventory turnover is rapid.  The
Company rarely offers extended payment terms to customers.
Extended payment terms are not typical in the industry.
Accordingly, the Company has no extraordinary working capital requirements.

DEPENDENCE ON A SINGLE OR FEW CUSTOMERS. The Company sells its products through distributors and food brokers and direct to customers. (SEE PART 1, ITEM 1 - DESCRIPTION OF BUSINESS -
DISTRIBUTION OPERATIONS AND MARKETING.)

The Company's customer base includes supermarket chains, independent supermarkets and wholesale clubs in the United
States. For the year ended June 30, 1996, two customers represented 61% of net sales. For the year ended June 30, 1995, one customer represented 45% of net sales.

The Company does not have written contracts with its distributors, and such contracts customarily are not obtained in the trade. The Company does have written agreements with its food brokers which specify, among other things, the rate of commission, the territory covered and the term of the agreement.

BACKLOG. The Company ships all of its orders within five working days of receipt. The perishable food industry does not operate off a back load system. No backlog exists for orders placed on or prior to June 30, 1996.

COMPETITION. The Company faces intense competition in all areas of its business. The Company's products compete with established brand name dried pasta products which are substantially less expensive including Prince (TM), Ronzoni (TM), Mueller's (TM) and Goodman's (TM). These competitors have much greater resources than the Company, including greater advertising budgets and easier access to supermarket shelf space.

In the fresh pasta products category, the Company competes with Contadina's Pasta & Cheese (Long Island City, New York), from Nestle, as well as DiGiorno (TM) from Kraft Corporation. The fresh and dried pasta companies which are competitors also have their own lines of pastsa sauces which compete with the Company's sauces. The Company believes that the high quality of its products and their attractive packaging allow the Company to remain competitive.

EMPLOYEES. As of October 4, 1996 the Company employed 103 full-time employees including eight in sales, five in administration, four in distribution and 86 in manufacturing.

ENVIRONMENTAL AFFAIRS. Compliance with Federal, State and local provisions regulating the discharge of materials into the environment have no material effect on capital expenditures or the operations of the Company.

FOREIGN OPERATIONS.  The Company has no foreign operations.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's manufacturing, distribution and administrative facility consists of 24,519 square feet of leased space in Chelsea, Massachusetts with approximately 11,870 square feet devoted to manufacturing, 6,059 square feet to warehousing, 1,990 square feet to offices and 4,600 square feet to cold storage and distribution.
These facilities are occupied under a ten- year lease which expired in March 1996. This lease has been extended for ten years. The current annual rent under the lease is $132,595, until the expansions by the landlord are completed. Then the rent will be increased to $266,612 over the following 10 years. The expansions are expected to be completed by November 1996.

The lease also provides that the Company must pay a pro-rata share of the insurance, property taxes and other operating costs of the premises in which the Company's facilities are located; the Company's share of these costs is approximately
$ 31,000 per year for the year ended June 30, 1996.

The Company believes its premises are adequate for its current needs.

The Company owns substantially all of the equipment at its manufacturing facility. Substantially, all of the Company's equipment serves as part of the collateral for the Company's financing agreements.

ITEM 3.  LEGAL PROCEEDINGS

The Company publishes this Section for the purpose of fulfilling its legal duty to notify Shareholders and the Securities and Exchange Commission ("SEC") of legal proceedings in which it currently is involved.

I.  THE TRIOS' 1991 LAWSUIT AGAINST THE COMPANY

ANTHONY TRIO AND GENEVIEVE TRIO D/B/A TRIO'S V. ORIGINAL ITALIAN
PASTA PRODUCTS CO. INC. AND PAUL K. STEVENS.   Suffolk Superior
Court (Boston, Massachusetts), C.A. No. 91-2680-A.

On April 21, 1994, following trial, the Superior Court entered a Memorandum of Decision and Order for Judgment of Court. On August 23, 1994, judgment was entered. The Trios have appealed from the judgment and, as a result of that appeal, the Company has cross-appealed.

The Trios' complaint had alleged that the Company had committed multiple breaches of the License Agreement (the "Agreement"), dated July 12, 1985, with Anthony and Genevieve Trio (the "Trios"). The Agreement grants to the Company the fundamental right to use the Trio name in the advertising and sale of certain products of the Trios, derivative products or other products.
For those rights, the Company pays to the Trios a royalty calculated on "Net Sales" by type of product category. The complaint had charged the Company with: (1) failure to protect against unauthorized sales of the Company's products within the Boston North End, an area designated as exclusive for the Trios under the Agreement, (2) sale of pasta products and sauces under private label which allegedly forbidden by the Agreement, (3) failure to provide audited reports of royalties, (4) underpayment of royalties because of miscategorization of products and miscalculation of "Net Sales" and (5) failure to pay royalty amounts to a third-party pursuant to an assignment by the Trios and to the Internal Revenue Service pursuant to a tax levy. For all of these violations, the Trios sought damages, declaratory relief, and termination of the Agreement.

In light of these claims, the Company filed counterclaims against the Trios. The Company prayed for a declaration of its rights and obligations under the Agreement with respect to the computation of "Net Sales", the proper categorization of both new and existing products, the offset of past overpayments of royalties, and the right to sell the Company's product under private label. In addition, the Company brought counterclaims for abusive process, interference with business relations, and unfair and deceptive trade pratices. The abusive process claim arose from the Trios' earlier 1989 lawsuit and from the Trios' institution of this new litigation only one month after trial of the 1989 lawsuit, which had resulted in judgment for the Company. The allegation in the abusive process claim has become the subject of a third lawsuit by the Trios and is described below. In addition, the Trios' daughter, Catherine Cremaldi, had published a cookbook with recipes which were, in part, attributed to her parents. The Company accordingly counterclaimed for the Trios' breach of the provisions in the Agreement which required the Trios to keep confidential their recipes. Finally, the Company sought a declaration that the Trios' remedies under the Agreement were limited to money damages, and that the Trios had no right to terminate the Agreement, which by its very language is irrevocable.

In its judgment, the Court made detailed findings. On the Trios' claim for breach of contract, with two minor exceptions, the Court found for the Company. As it pertained to the Company's ability to continue its operations, to classify products, to compute new sales, and to sell at private label, the Court found for the Company. Specifically, the Court rejected the Trios' claim that they could terminate the Agreement, finding that the Trios were not entitled to terminate the Agreement or revoke the licenses solely on account of the Company's failure to pay all royalties owed. The Court found that the Company was entitled to deduct promotional expenses and freight before computing "Net Sales" for purposes of computing the royalty. Significantly, the Court agreed with the Company that the Company had the right to distribute at private label derivative products that were either flour based or sauces and other products that were not flour based and found that all products presently sold by the Company fell into one of these two categories.

However, the Court did find that the Company was in technical breach of the Agreement because its products were located in one store in the Trios' exclusive territorial area in the North End of Boston, but awarded only nominal damages of $1.00. The Court also concluded that the Company could not sell under private label "other products" which are flour based and, with respect to the Company's other counterclaims, including its claim for abuse of process, the Court found against the Company on the grounds that the Company had failed to establish these claims.

In computing royalties owed, the Court declined to permit the Company to adjust its royalty payments retroactively before April 1, 1992. The Court's findings therefore required an adjustment of royalties paid for fiscal year 1992 and 1993 in the amount of $39,881, which has been paid by the Company.

Both parties' appellate briefs were filed in April and August 1996, respectively. The Trios filed a Reply Brief to the Company's cross appeal on August 5,1996 and the Company will file a Sur Reply. A date for oral argument has not been scheduled, but is likely to occur within the next six to twelve months. A decision by the Appeals Court could take as long as one year or more.

II.  TRIOS FILE LIBEL LAWSUIT AGAINST THE COMPANY IN 1994

GENEVIEVE TRIO AND ANTHONY TRIO V. ORIGINAL ITALIAN PASTA
PRODUCTS CO. INC. AND PAUL K. STEVENS.  Middlesex Superior Court
(Cambridge, Massachusetts), C.A. No. 94-6910.

On December 5, 1994 the Trios filed their third lawsuit against the Company and Paul K. Stevens. The complaint alleges that the Company and Mr. Stevens libeled the Trios by sending shareholders a document, typed on official stationery, which states that the Trios sought to extort money from the Company.

The Trios claim that the documents accuse them of having committed a crime and constitutes libel per se.

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

     The Company filed its answer and counterclaim on February 25, 1992. In its counterclaim, the Company sought a declaration of its rights and obligations under the Agreement as they pertain to payment of royalties with respect to both new and existing products and to the sale of products under private label. In addition, the Company sought damages for abusive process, interference with business relations, and unfair and deceptive trade practices, alleging that THE TRIOS' ACTIONS IN PURSUING PAST AND PRESENT LITIGATION ARE A MALICIOUS ATTEMPT TO EXERT THEIR INFLUENCE AND CONTROL OVER THE OPERATIONS OF THE COMPANY AND TO EXTORT ADDITIONAL MONEY TO WHICH THEY ARE
     NOT ENTITLED.

The contested language is taken directly from statements contained in the legal pleadings which the Company filed with the Court in the 1991 lawsuit. The Company's answer and counterclaim in the 1991 litigation refers to the Trios' 1989 lawsuit against the Company, contend that the suit lacked any basis in fact or in law, and aver that the Trios maintained the 1989 action for the "ulterior purpose [of enabling] the Trios to exert control of the manufacturing operations of the Company and [extracting] from the Company additional monies because of the Trios' dissatisfaction with the royalty payments they were receiving under the agreement" and that the Trios' complaint, "like the previos litigation, is without basis in fact or in law. Like its predecessor, it is furtherance of the Trios' malicious and ulterior purpose of exerting their influence and control over the operations of the Company and extorting additional monies from the company to which the Trios' are not entitled."

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

The Trios seek an as yet unspecified amount of monetary damages, as well as interest, costs, and reasonable attorneys fees, for slander, libel, injurious falsehood, malicious interference with a contractual right, and fraud.

On June 17,1996, the Company filed a motion for summary judgement seeking to dismiss all of the Trios' claims on grounds that they were barred by the doctrine of res judicata, that they constitute absolutely privileged statements made in conjunction with the pending court proceeding, and that the Company's republication in its Forms 10K of allegations made in legal pleadings is non-actionable hyperbole, privileged opinion protected by the First
Amendments. The Trios filed an Opposition to the Company's Motion for Summary Judgement. The Court heard oral argument on the Company's summary judgement motion on August 16,1996. The court entered judgement on September 27,1996 in the Company's favor on its summary judgement motion, dismissing all counts of the Trios' complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.



                        PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

1. MARKET INFORMATION. The Company's Common Stock is traded in the over-the-counter market and is quoted on the OTC bulletin board of the National Association of Securities Dealers, Inc., under the symbol ORIG.

The following table reflects the high and low bid and ask quotations for the periods indicated.

Quarter             Bid                 Ask
Ended          High      Low       High      Low
-------        ----      ---       ----      ---
09/30/94       4         2         5 3/4     3 3/4
12/31/94       3 1/4     7/8       6         3
03/31/95       3         7/8       4 1/2     2 1/2
06/30/95       2         1/8       4         1
09/30/95       1 1/2    1/4       3         3/4
12/31/95       7/16     1/8       1 1/8    1/4
03/31/96       1 1/8    1/4       1 1/2    3/8
06/30/96       1 1/2    11/16    1 3/4    1

2. HOLDERS OF COMMON STOCK. As of September 13, 1996 there were 86 holders of record of the Company's Common Stock. The Company believes that there are approximately 800 beneficial owners of its common stock who hold their shares in street or nominee names.

3. DIVIDEND POLICY. The Company has never paid a cash dividend on its Common Stock. The present policy of the Company is to retain all of the Company's earnings, if any, to provide funds for the operation and expansion of its business. In addition, under the terms of loan agreements with one of the Company's institutional lenders, the Company may not declare or pay any dividends so long as any of the Company's obligations with respect to said loan are outstanding.

















ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Selected Financial Data

       (In thousands, except share and per share amounts)
                Fiscal Year Ending June 30

                     1996      1995      1994      1993
                      ----         ----         ----        ----
Net Sales         $15,306   $13,988   $16,436  $11,557

Net Income
 or (Loss)            555        (798)       919       647

Net Income
(Loss) Per
Share -
Fully Diluted          .27        (.42)       .46       .37

Weighted Average
Shares
Outstanding        2,137,000  1,899,000  2,159,000  2,059,999

Working Capital
Reserve
(Deficiency)            (745)     (1,196)     (65)      (497)

Total Assets           3,180      3,020    4,057      3,724

Long Term
Obligations
Net of Current
Portion                    183      117    1,675      1,932

Shareholders'
Equity (Deficit)           585        30       35       (884)

Book Value
Per Weighted
Average Shares
Outstanding                .27       0.02      0.02     (0.43)














               Fiscal Year Ending June 30

               1996      1995      1994      1993
               ----      ----      ----      ----

(Decrease)
Increase
in Net
Sales           9%      (15%)       42%      73%

Gross
Profit
as a
Percentage
of Net
Sales            37%      35%        39%      42%

Selling,
General &
Administrative
Expense as a
Percentage
of Net Sales    33%      40%        32%      34%

Income from
Operations
as a Percentage
of Net Sales      4%      (5%)         7%       8%

Interest
Expense as a
Percentage of
Net Sales         0%        1%         1%       2%





















RESULTS OF OPERATIONS:

Year ended June 30, 1996 as compared to the Year ended June
---------------------------------------------------------------
30, 1995.
---------

Net Sales for the year ended June 30, 1996 were $15,306,000 versus $13,988,000 for the same period last year. Management believes that this increase of 9% is attributable to greater sales in the Company's products to a new customer, Sam's Club (A Warehouse Club Retailer) and partially offset by the loss of certain Price Costco stores.

Gross profit for the year ended June 30, 1996 was 37% of net sales as compared to 35% for the year ended June 30, 1995. The Company attributes this increase in gross profit margin to its increased sales volume thus utilizing its production facilities more efficently.

Selling, general and administrative expenses decreased to $5,033,000 from $5,589,000 for the year ended June 30, 1995, and declined as a percentage of net sales to 33% from 40% in fiscal year 1995. This decrease was mainly due to the abscence of legal costs relating to the Trios' lawsuit, as well as decreased promotional, advertising and other discretionary costs.

Income from operations for the year ended June 30, 1996 was $681,000 or 4% of net sales compared to loss from operations of $639,000 or 5%, for the year ended June 30, 1995.

Interest expense was $72,000 or 0% of net sales, for the year ended June 30, 1996 versus $148,000 or 1% for the same period last year. This decrease resulted from repayment of part of the Company's debt partially offset by increased interest rates.

Net income per common share was at $0.27 for the year ended June 30, 1996 versus ($0.42) per common share for the year ended June 30, 1995.

Year ended June 30, 1995 as compared to the year ended June
---------------------------------------------------------------
30, 1994.
---------

Net sales for year ended June 30, 1995 were $13,988,000 versus
$16,436,000 for the same period last year. Management believes that this decrease of 15% is primarily attributable to discontinuance of the Company's products in certain divisions of PriceCostco.

Gross profit for the year ended June 30, 1995 was 35% of net sales as compared to 39% for the year ended June 30, 1994. The Company attributes this decline in gross profit margin to lower warehouse club sales and higher spoilage from retail supermarket sales.

Selling, general and administrative expenses increased to $5,589,000 from $5,229,000 for the year ended June 30, 1994 increasing as a percentage of net sales to 40% from 32%. This increase was mainly due to higher marketing expenses.

Loss from operations for the year ended June 30, 1995 was $639,000 or 5% of net sales compared to income from operations of $1,184,000 or 7% for the year ended June 30, 1994.

Interest expense was $148,000 or 1% of net sales, for the year ended June 30, 1995 versus $217,000 or 1% of net sales for the same period last year. The decrease resulted from repayment of part of the Company's debt partially offset by increased interest rates. Repayment of debt included the reduction of debt to Katy Industries, Inc. due to their exercise of 453,585 warrants at $1.75 per share reducing the principal by $793,774.

Net loss per common share was at $0.42 for the year ended June
30, 1995 versus $0.46 in net income per common share for the year ended June 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES:

Intense competition and the Company's attempt to expand its customer base has affected the Company's profit and loss as well as cash flow. The Company is finding it difficult to generate sufficient working capital to meet current demands.

At June 30,1996, the Company's current liabilities exceed current assets by $745,000.

The Company has a line of credit available from its primary bank lender (the "BANK"); $125,000 remains available to the Company under the line of credit. The Company must repay the $188,000 currently drawn on the line of credit by making principal repayments of $6,250 and $8,333 per month, with all such principal to be repaid on or before December 1999.

In July 1995, the Company engaged in discussions with Waterbury
Holdings, Inc. concerning the acquisition of the Company. As a condition of negotiation, Waterbury Holdings, Inc. provided the Company with $100,000. This sum was to be recorded as debt if the negotiations continued. In the event Waterbury Holdings discontinued the negotiations, the amount ($100,000) was forfeited.
In August 1995 Waterbury Holdings, Inc. discontinued these negotiations.

In December 1993 the Company entered into an agreement with Economic Stabilization Trust, a Massachusetts public instrumentality, to borrow $150,000. This loan was used to finance equipment and is secured by the equipment purchased. This loan is payable in equal monthly installments of principal. Interest is payable at prime plus 1 3/4% adjusted quarterly. Final payment is scheduled for January 1, 1997.


In August 1991, the Company entered into an agreement with MPDC, a Massachusetts development agency, to provide up to $160,000 to the Company for the development in Massachusetts of several new products. By June 30, 1993 the Company had expended the entire amount available under the agreement and repaid $80,000 to MPDC. The Company must repay $120,000 in sixty equal monthly installments of $2,000 (which includes imputed interest) which began in August 1992.

In December 1989, the Company entered into an agreement with Katy Industries, Inc. to borrow $1,350,000. On October 15, 1991 accrued interest of $173,000 was added to the principal to be repaid. This debt bears interest at 9.75% with monthly principal payments of $18,750 commencing April 11, 1994 with a final payment of all unpaid principal and interest due on June 11, 1996. The agreement was amended again on May 16, 1996 to call for monthly payments of $18,750, plus interest, until December 11, 1996 in lieu of the June 11, 1996 balloon payment. On December 11, 1994 Katy Industries, Inc. exercised warrants for the purchase of 453,585 shares of the Company's common stock. the Company's debt to Katy was reduced by the purchase price or $793,774.

The current operating plans indicate that the Company will experience initial losses before improvement. the sum of prior years' net losses are impairing the Company's ability to continue its operation because those losses were funded, in part, by debt which must be repaid out of current cash flows. In addition, the Company is undergoing plant renovations to meet production, new product and diversification demands, which will require increased funding. The Company will attempt to provide working capital through operations and (as necessary) additional advances on its line of credit. The Company can provide no assurances that these efforts will be successful in raising the capital necessary to continue its expansion and working capital requirements.

 .

ITEM 7.  FINANCIAL STATEMENTS

                   Index to Financial Statements

Report of Independent Accountants                            27

Balance Sheet As of June 30, 1996 and 1995                   28

Statement of Operations - Years ended June 30, 1996,         29
1995 and 1994

Statement of Shareholders' Equity - Years ended              30
June 30, 1996, 1995 and 1994

Statement of Cash Flows - Years ended                        31
June 30, 1996, 1995 and 1994

Notes to Financial Statements                                32-42

(a)  1.  Financial Statements:

     The following documents are filed as part of this report:

     Report of Independent Accountants.

     Balance Sheet - As of June 30, 1996 and 1995.

     Statement of Operations - Years ended June 30, 1996,
     1995 and 1994.

     Statement of Shareholder's Equity - Years ended June 30,
     1996, 1995 and 1994.

     Statement of Cash Flows - Years ended June 30, 1996,
     1995 and 1994.

     All financial statement schedules are omitted because they are not applicable or are not required, or because the required information is included in the financial statements or the notes thereto.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.



                          PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT.

         1. The Executive Officers and Directors of the Company are as follows:

         Name                Age         Position      Since
         ----                ---         --------      -----
   Paul K. Stevens           50          Chairman      1985
                                              of the
                                              Board, CEO,
                                              President

   Steven S. Zenlea          40         Director          1994

   Walter D. Wekstein      64        Clerk              1985
                                              Director          1986

   Peter Stevens               53        Treasurer         1990




Paul K. Stevens founded the Company in June 1985. From 1978 to 1985, Mr. Stevens was a partner in the management consulting firm of Stevens, Brown & Company of Newburyport, Massachusetts, which engaged in management consulting to high growth, privately held small businesses on a contract basis.

Steven S. Zenlea was President of Original Italian Pasta Products Co. Inc.
He rejoined the Company as the Vice President of Manufacturing in June, 1992. From June 1991 through May 1992. Mr. Zenlea was an Acount
Respresentative for Herbert V. Shuster, Inc., a Quincy, MA foods research facility. Mr. Zenlea had previously been employed by the Company from February 1988 through May 1991. Mr. Zenlea tendered his resignation effective October 11,1995. He was elected a Director at the last Annual Meeting.

Walker D. Wekstein was elected as the Clerk for the Company on June 20, 1985. He bacame a Director of the Company in May 1986.
Mr. Wekstein is a partner in the law firm of Gadsby &
Hannah LLP, Boston, Massachusetts, which has been counsel to the Company for more than five years.

Peter Stevens is the Treasurer and Chief Financial Officer of the Company. Mr. Stevens worked as the Vice President and Controller of the International Biotechnologies, Inc., a biotech company in New Haven, Connecticut from 1984 through 1989. There is no family relationship between Peter Stevens and Paul K. Stevens.

Each of the Company's Directors has been elected to serve until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are appointed annually by the Company's Directors.

Pursuant to a consulting arrangement entered into between the Company and Gro-Vest, Inc. ("GRO-VEST") in May 1986, Gro-Vest has the right to nominate an individual to serve on the Company's Board of Directors for whom Paul K. Stevens has agreed to vote. To date, Gro-Vest has not exercised that right.

         2.  OTHER SIGNIFICANT EMPLOYEES:
             None

         3.  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

                    Peter Stevens failed to timely file Form 5 to report one transaction.
             ***************************



ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other highly compensated executive officers of the Company (determined as of June 30, 1996) (hereafter referred to as the "named executive officers") for the fiscal year ended June 30, 1996. Only officers earning annual cash compensation, including salary and bonus, in excess of $100,000 are listed.

              Summary Compensation Table
                                                      Long Term
                                                     Compensation
                                                         Awards
Name and          Annual Compensation          Securities
Principal                                            Underlying
Position       Year  Salary ($)  Bonus ($)     Options/SARs (#)
--------       ----  ----------  ---------     ----------------
Paul K.        1996      124,000    10,000      100,000
Stevens,
Chairman     1995      103,533     25,000        0
of the
Board,          1994      121,593     26,940     110,000
CEO,
President

Steven S.       1996       29,856        0            0
Zenlea,
President       1995       91,752      6,000       20,000

                  1994       84,640     18,000       30,000




The following table sets forth certain information concerning the grant of stock options in the fiscal year ended June 30, 1996 to the named executive officers under the Company's 1987 Incentive
Stock Option Plan:

                         Percent of
          Number of      Total
          Securities     Options/SARs
          Underlying     Granted to     Excercise or
          Options/SARs   Employees in   Base Price    Expiration
Name      Granted        Fiscal Year    ($/SH)        Date
----      ------------   ------------   ------------  ----------
Paul K.    1000,000       40%                 0.50      12/02/05
Stevens

The following table sets forth certain information concerning the unexercised options held as of June 30, 1996 by the named executive officers; no options/SARs were exercised by name executive officers during the fiscal year ended June 30, 1996:






        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
          ----------------------------------------------
          YEAR AND FISCAL YEAR END OPTION/SAR VALUES
          ------------------------------------------

                   Number of
                   securities               Value of
                   underlying               unexercised In-
                   unexercised              the-Money
                   Options/SARs             Options/SARs
                   at fiscal                at Fiscal
                   year end (#)             Year end ($)

Name     Exercisable  Unexercisable    Exercisable  Unexercisable
----     -----------  -------------    -----------  -------------
Paul K.
Stevens   170,000          100,000          $(29,550)        $112,500


COMPENSATION OF DIRECTORS. No director receives any compensation for his services.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Set forth below is information concerning ownership of the Company's Common Stock by all persons who directly or beneficially own more than 5% of the Company's Common Stock, and by each Director and by all Officers and Directors as a group, as of September 30,1996. All ownership is direct unless otherwise noted.

Name and Address of    Amount and Nature of         Percent
Beneficial Owners      Beneficial Ownership         Owned (1)
-------------------    --------------------         ---------
Katy Industries, Inc.
6300 So. Syracuse Way,
Suite 300
Englewood, CO  80111   453,585   		19%

Paul K. Stevens,
Chairman of the Board,   445,700 (2) 		19%
CEO, President
1088 Main Street
Hingham, MA  02043

Steven S. Zenlea,             60,000 (3)		3%
Director
3 Sawmill Pond Road
Sharon, MA  02067


Peter Stevens,                  51,567 (4)		2%
Treasurer
130 Brookline Street
Needham, MA  02192

Walter D. Wekstein          10,000 (5)   		 *
Clerk, Director
282 Beacon Street
Boston, MA  02116

All Officers and Directors   561,267 (2,3,4,5) (6)	24%
as a group (  persons)

*  Less than one percent.



(1) Includes 1,899,885 shares issued and outstanding plus shares subject to currently exercisable options and or warrants held by th person or group.

(2) Includes 170,000 shares subject to currently exercisabl options.

(3) Includes 20,000 shares granted in fiscal year 1995 to replace expired options. Includes buyback of the 10,000 shares by Company in
     August, 1995. All shares are subject to currently exercisable options.

(4)  Includes 36,567 shares subject to currently exercisable options, when used.

(5) Represents shares subject to currently exercisable options.

(6) Includes 282,567 shares subject to currently exercisable options and warrents.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          Not Applicable

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits:

NO.     DESCRIPTION
---     -----------
3.1     Articles of Organization of Registrant, as amended. (2)

3.2     By-laws of Registrant. (1)

4.1     Specimen Common Stock Certificate. (2)

4.2     Specimen Preferred Stock Certificate. (1)

4.3     Specimen Underwriter's Warrant Certificate. (2)

4.4     Form of Underwriter's Warrant Agreement. (4)

4.5     Articles of Organization of Registrant, as amended.
        (See exhibit 3.1) (4)

4.7     Promissory Note from Registrant to Thrift Institutions
        Fund for Economic Development, dated October 9, 1986 (1)

4.8     Form of Incentive Stock Option Agreement (1) *

4.9     Form of Non-Qualified Stock Option Agreement
        (for Corporations). (1)

4.10    Form of Non-Qualified Stock Option Agreement
        (for Individuals).  (1) *

4.12    Promissory Note dated August 11, 1989 from Danvers
        Savings Bank. (5)

4.13    Warrant Agreement dated August 11, 1989 with Danvers
        Savings Bank.  (5)

4.14    Warrant Agreement dated August 11, 1989 with the Thrift
        Institutions Fund for Economic Development. (5)

10.1 Agreement dated July 21, 1985, as amended, between the Registrant and Tony and Genevieve Trio. (1)(2)

10.2    Lease dated March 25, 1986 between the Registrant and
        Admiral Hill Associates Limited Partnership, covering the leased premises at 36 Auburn Street, Chelsea, MA
        02150. (1)

10.5 Assignment Agreement dated May 19, 1987, assigning to Gro-Vest, Inc. the rights of Registrant and Paul K. Stevens, respectively, under the Call Agreement to redeem and to purchase a certain percentage of Registrant's issued and outstanding Common Stock. (2)

10.6    Agreement dated May 16, 1986 between the Registrant and
        Gro-Vest, Inc. (1)

10.7    Consulting Agreement between the Registrant and Edward
        Tolini and Susanna Harwell-Tolini. (2)

10.8 Agreement dated August 4, 1986 between the Registrant and Catherine Cremaldi. (1)

10.9    Registrant's Incentive Stock Option Plan. (1) *

10.11   Loan Agreement dated October 9, 1986 between the
        Registrant


10.12   Guaranty of Paul K. Stevens, dated October 15, 1985.
        (See Exhibit 4.6) (4)

10.14 Agreement dated August 27, 1988 between the Registrant and Rosario DelNero. (4)

10.15   Security Agreement dated August 11, 1989 regarding the
        Line of Credit with Danvers Savings Bank. (5)

10.16   Credit Line Agreement dated August 11, 1989 with Danvers
        Savings Bank. (5)

10.17   Warrants issued to Katy Industries, Inc., on December
        11, 1989 as a condition of Loan Agreement. (5)

10.18 Katy Industries, Inc., Debt Restructuring Agreement effective October 15, 1991. (7)

10.19 Warrants issued September, 1991 to Bank for restructuring of Line of Credit to eight year term note draft. (8)

10.20   Agreement between Massachusetts Product Development
        Corporation and the Company executed in August, 1991. (8)

10.21   Amendment to Massachusetts Product Development
        Corporation and the Company executed August, 1992. (8)

10.22   Agreement between Registrar and Transfer Company and the
        Company executed January, 1992. (8)

10.23 Amendment to property lease between Admiral Hill and the Company. (9)

10.24   Amendment to debt agreement with Katy Industries, Inc.
        (10)

10.25 Employment Agreement December 11, 1989 by and between Original Italian Pasta Products Co. Inc., a Massachusetts Corporation (the "Company"), and Paul K. Stevens (the "Employee"). Document number eight of the $2,000,000 Note and Warrant Purchase Agreement with Katy Industries, Inc. dated December 11, 1989. (10)

10.26   $2,000,000 Note and Warrant Purchase Agreement with Katy
        Industries, Inc. dated December 11, 1989. (10)

11.     Statement regarding computation of per share earnings.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report: NONE

(1)     Incorporated by reference to the Company's Registration
        Statement on Form S-18 filed with the Commission on June 16, 1987 (Reg. No. 33-15111-B).

(2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-18 filed with the Commission on July 21, 1987 (Reg. No. 33-15111-B).

(3) Incorporated by reference to Amendment No. three to the Company's Registration Statement on Form S-18 filed with the Commission on August 4, 1987 (Reg. No. 33-15111-B).

(4) Incorporated by reference to Form 10-K filed with the Commission on September 27, 1988.

(5) Incorporated by reference to Form 10-K filed with the Commission on October 12, 1989.

(6) Incorporated by reference to Form 10-K filed with the Commission on October 26, 1990.

(7) Incorporated by reference to Form 10-K filed with the Commission on October 30, 1991.

(8) Incorporated by reference to Form 10-K filed with the Commission on September 28, 1992.

(9) Incorporated by reference to Form 10-K filed with the Commission on October 22, 1993 and Form 10-K/A filed on
        March 7, 1994.

(10) Incorporated by reference to Form 10-KSB filed with the Commission on September 15, 1994 and Form 10-KSB/A filed on October 24, 1994.

(11)    Filed as Exhibits to this Form 10-KSB.
*       Management Contract or Compensatory Plan.





















Signatures:

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.



	/s/Paul K. Stevens
BY:    ---------------------------------------
       Paul K. Stevens, Chief Executive Officer

Date:  October 11, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                  Title                    Date
----------                 ------                   -----



By: /s/Paul K. Stevens
-------------------       Chairman of the
Paul K. Stevens     Board, CEO,
                          President                October 11,1996


By: /s/Peter Stevens
------------------        Treasurer
Peter Stevens                                      October 11,1996


By:/s/Steven S. Zenlea
------------------        Director
Steven S. Zenlea                                  October 11,1996


By: /s/Walter D. Wekstein
------------------        Clerk, Director
Walter D. Wekstein                              October 11,1996







EXHIBIT INDEX
-------------


No.          Description                      Page No.
---          -----------                      --------




















Original Italian Pasta Products Co., Inc.

Financial Statements

June 30, 1996

























	Report of Independent Accountants


October 11, 1996

To the Board of Directors and Shareholders of Original Italian Pasta Products Co., Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Original Italian Pasta Products Co.,
Inc. at June 30, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and a working capital deficiency as of June 30, 1996, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Price Waterhouse LLP

Original Italian Pasta Products Co. Inc.
Balance Sheet
-----------------------------------------------------------------

                                                 June 30,
                                                   1996               1995
                                                     ----              ----
ASSETS
------
Current Assets
  Cash and cash equivalents                  $195,000         $98,000
  Accounts Receivable, net of allowance
  for doubtful accounts and returns of
  $167,000 and $173,000 at June 30,
  1996 and 1995, respectively.                 665,000         754,000
  Inventories                                  745,000         818,000
  Prepaid expenses and other current            62,000           7,000
  assets
                                              --------         -------
         Total current assets                1,667,000       1,677,000

  Property and equipment, net                1,382,000        1,290,000
  Other Assets                                 131,000           53,000
                                               -------          -------

          Total assets                     $ 3,180,000      $ 3,020,000
                                               =======          =======

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Current Liabilities
  Current portion of long-term debt      $   238,000     $   710,000
  Current portion of capital lease                46,000           48,000
  obligations
  Accounts Payable                              1,056,000       1,450,000
  Accrued Expenses                              1,072,000         665,000

      Total current Liabilities                 2,412,000       2,873,000


Long-term debt                                    112,000           -
Capital lease obligations                          71,000         117,000

                                                   ------          -----

       Total liabilities                        2,595,000       2,990,000
                                                    -----            ----
Commitments and contingent liabilty (Note 8 and 9)

Shareholders' equity
   Preferred stock $.01 par value,authorized-
   1,000,000 shares, issued and outstanding-
   none
   Common stock $.02 par value, authorized-
   6,000,000 shares, issued and outstanding-
    1,899,00 shares at June 30, 1996
    and 1995                                     38,000           38,000
    Additional paid-in capital                3,912,000        3,912,000
    Accumulated deficit                      (3,365,000)      (3,920,000)


      Total shareholders' equity                585,000           30,000

      Total liabilities and shareholders'   $ 3,180,000      $ 3,020,000
      equity




                  The accompanying notes are an integral
                      part of these financial statements.






Original Italian Pasta Products Co., Inc.
Statement of Operations
------------------------------------------------------------------

                                             Year ended June 30,
                                        1996             1995          1994
Net sales                          $ 15,306,000  $  13,988,000  $  16,436,000
Cost of goods sold                    9,592,000      9,038,000     10,023,000
                                          -----          -----          -----
                                      5,714,000      4,950,000      6,413,000


Selling, general, and
administrative expenses               5,033,000      5,589,000      5,229,000
                                           ----          -----          -----
 Income (loss) from operations          681,000       (639,000)     1,184,000

Other (expense) income:
    Interest income                       2,000          1,000         2,000
    Interest expense                    (72,000)      (148,000)     (217,000)
    Other income                          1,000            -             -
                                           ----          -----        -----

 Income (loss) before income
 taxes                                  612,000       (786,000)      969,000


Provision for income taxes               57,000         12,000        50,000
                                           ----         ------         -----


    Net income (loss)                $  555,000    $  (798,000)   $  919,000
Earnings (loss) per common
share Primary                        $      .28    $      (.42)   $      .47

Fully diluted                        $      .27    $      (.42)   $      .46

Common shares and equivalents
used in earnings (loss) per share
calculation                           2,136,799       1,899,000     2,159,000




                                   The accompanying notes are an integral
                                   part of these financial statements.









Original Italian Pasta Products Co., Inc.
Statement of Shareholder' Equity
--------------------------------------------------------------------

                                      Aditional
               Common      Common     paid-in      Accumulated
               Shares      Stock      Capital      Deficit       Total
June 30, 1993  1,446,000 $ 29,000  $ 3,128,000   $(4,041,000)    $ (884,000)

Net income                                           919,000        919,000
                                                      ------        -------

June 30, 1994 1,446,000    29,000    3,128,000     (3,122,000)       35,000
Exercise of
warrents        453,000     9,000      784,000                      793,000

Net loss                                             (798,000)     (798,000)
                -------    ------      -------        --------      --------

June 30,1995  1,899,000    38,000    3,912,000      (3,920,000)      30,000

Net income                                             555,000       555,000
                                                      --------       -------

June 30,1996  1,899,000  $ 38,000  $ 3,912,000   $  (3,365,000)    $ 585,000
                                                        ------        ------


                               The accompanying notes are an integral
                               part of these financial statements.





Original Italian Pasta Products Co., Inc.
Statement of Cash Flows
Increase (decrease) in Cash and Cash Equivalents
------------------------------------------------------------------------------
                                                         Year ended June 30,
                                          1996          1995          1994
Cash flows from operating activities:
    Net income (loss)                 $  555,000    $  (798,000)  $  919,000
Adjustments to reconcile net income
(loss) to net cash provided by operating
activities:
 Depreciation and amortization            422,000        645,000      571,000
 Decrease in net accounts receivable       89,000        348,000       90,000
 Decrease (increase) in inventories        73,000         41,000      (30,000)
 (Increase) decrease in prepaid expenses
 and  other current assets                (55,000)        19,000      (11,000)
 Increase in other assets                 (78,000)          -        (280,000)
 (Decrease) increase in accounts payable (394,000)       208,000      383,000
 Increase (decrease) in accrued expenses  407,000        (40,000)     (12,000)
                                           ------        -------       ------

 Net cash provided by operating
     activities                         1,019,000        423,000      864,000
                                          -------       --------      -------

Cash flows from investing activities:
   Purchase of property and equipment    (514,000)      (194,000)    (500,000)
                                          -------         ------        -----

   Net cash used by investing activities (514,000)      (194,000)    (500,000)


Cash flows from financing activities:
   Proceeds from the issuance of debt         -              -        148,000
   Principal repayment on capital lease
     obligations                          (48,000)       (70,000)     (91,000)
   Principal repayments om long-term debt(360,000)      (356,000)    (269,000)
                                           -----         -------       ------

   Net cash used by financing activities (408,000)      (426,000)    (212,000)
                                           ------         ------        -----

Net (decrease) increase in cash and cash
 equivalents                               97,000       (197,000)     152,000
Cash and cash equivalents at
 beginning of period                       98,000        295,000      143,000
                                           ------         ------      -------
Cash and cash equivalents at
 end of period                          $ 195,000       $ 98,000   $  295,000
                                           ------         ------       ------

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest $ 69,000      $ 150,000    $ 225,000
  Net cash paid during the year
      for income taxes                   $ 65,000     $   48,000    $  40,000


During 1995, and 1994 capital lease obligations of $19,000, and $21,000, respectively, were incurred when the Company entered into leases for automobiles and equipment to be used in operations.

                                 The accompanying notes are an integral
                                 part of these financial statements

Notes to the Financial Statements

1.		The Company and Significant Accounting Policies

			Original Italian Pasta Products Co., Inc. (the "Company") manufactures, markets, and distributes a variety of premium pasta and pasta related products.

The Company has experienced recurring losses and as a result has an accumulated deficit and working capital deficiency.
The Company anticipates an increase in sales during fiscal year 1997, and believes that an increase in sales volume will provide sufficient liquidity for it to continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

A summary of significant accounting policies used by the Company in the preparation of these financial statements is as follows:

Cash and Cash Equivalents

For the purpose of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

As of July 1, 1995, the Company adopted Statement of
Financial Accounting Standards No. 115, "Accounting for
Certain Investments in Debt and Equity Securities" ("FAS 115"). Under this standard, the Company is required to classify its investments in debt and equity securities into one or more of the following categories: held-to-maturity, trading or available-for-sale. In accordance with FAS 115, securities available-for-sale are recorded at fair market value and any unrealized gains or losses are recorded as part of shareholders' equity. At June 30, 1996, cash and cash equivalents include investments in a money market account and a mutual fund which are classified as available-for-sale and for which cost approximates fair market value.

Inventories

Inventories are valued at the lower of cost or market.
Cost is determined by the first-in, first-out method.

Property and Equipment

Property and equipment are carried at cost.
Depreciation is computed using the straight-line method.
The cost of leasehold improvements is amortized over the term of the lease. Equipment held under capital leases is stated at the lesser of the fair market value of the equipment or the present value of the minimum lease payments at the inception of the lease. The cost recorded for such equipment is amortized on a straight-line basis over the asset's estimated useful life or the term of the lease, whichever is shorter. Maintenance and repairs are charged to expense as incurred; improvements and renewals are capitalized.

Earnings (Loss) Per Share

Primary and fully diluted per share amounts are computed by dividing net income increased, when applicable, by pro-forma reductions in interest expense (net of tax effects) resulting from the assumed exercise of stock options and warrants and the resulting assumed reduction of outstanding indebtedness, by the weighted average number of common and common stock equivalents outstanding during the period. The Company's outstanding options and warrants are excluded from the fiscal
1995 computation due to their antidilutive effect during this period.

Advertising Expense

The Company adopted Statement of Position 93-7,
"Reporting on Advertising Costs," in fiscal year 1995. In accordance with this Statement of Position, the Company expenses the cost of advertising as incurred. For the years ended June 30, 1996, 1995, and 1994, total advertising expense was $81,000, $188,000 and $71,000, respectively.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.








2.		Inventories

			Inventories consist of the following:
                                         							  	June 30,
						                                        	1996    		1995

			Raw materials                           	$	184,000 $	154,000
			Packaging                                		304,000 		339,000
			Finished goods	                           	257,000	 	325,000

	                                      					$ 745,000	$	818,000

3.		Property and Equipment

			Property and equipment are summarized as follows:

                          	Estimated               		June 30,
                          	useful lives          	1996   		1995

			Machinery and equipment	3-10 years       	$	3,064,000	$	2,926,000
			Leasehold improvements	Term of lease	        	989,000   		631,000
			Transportation equipment	3 years	            	140,000   		122,000
			Furniture and office equipment	2-7 years	    	128,000   		128,000

                                       								4,321,000	 	3,807,000

			Accumulated depreciation and amortization		(2,939,000) (2,517,000)
                                       				 	$ 1,382,000	$	1,290,000

Property and equipment held under capital leases included in the above listing are summarized as follows:



                                                    June 30,
                                                1996      1995

			Machinery and equipment                  	$	181,000 $	181,000
			Transportation equipment		                 	101,000	 	101,000
                                       								282,000	 	282,000

			Accumulated amortization		                	(173,000)	(128,000)
	                                      						$	109,000	$	154,000

Amortization expense related to equipment held under these leases was $45,000, $43,000 and $65,000 for the years ended
June 30, 1996, 1995 and 1994, respectively.

4.		Accrued Expenses

			Accrued expenses are summarized as follows:
                                              								June 30,
					                                         			1996	     	1995

			Salaries, wages, and bonuses              	$	90,000  	$	116,000
			Workers' compensation                      	220,000    	146,000
			Product demonstration costs               		225,000    		60,000
			Advertising and Promotions	                	148,000	   	100,000
			Other	                                     	389,000   		243,000

                                      					$ 1,072,000  	$	665,000




5.		Long-Term Debt

			Long-term debt consists of the following:                  		June 30,
                                                           	1996	    	1995
	 			Note payable - Economic Stability Fund:  Loan used
  			to finance equipment and is secured by the equipment purchased.
     Payable in equal monthly installments of principal. Interest is
     payable at 1 % over prime rate	(8.25% at June 30, 1996), adjusted
     quarterly.  Final	payment scheduled for January 1, 1997.


                                                            $26,000		$79,000

			Subordinated note payable:  The original agreement called for interest at
 9 % to be paid quarterly in arrears on the unpaid principal.  Quarterly principal payments of $56,250 commenced December 11, 1993.  On January 20,
 1995, the agreement was amended to call for monthly principal payments of
 $18,750, plus interest, in lieu of quarterly payments.  A final balloon payment of approximately $130,000 was due on June 11, 1996.  The agreement was amended again on May 16, 1996 to call for monthly payments of ecember 11,
 1996 in lieu of the June 11, 1996 balloon payment.  The agreement is subordinate to all institutional financing and is collateralized by all
 Company assets.  The agreement prohibits declaration or payment of dividends by the Company.  (See Note 13.)


                                                             110,000		336,000

			Note payable in monthly installments of principal and interest through
 December 1999.  Principal payments range from $4,167 to $8,333.  Interest is payable at 2% over the bank's prime rate (8.25% at June 30, 1996).  The note is collateralized by all Company assets and by a compensating balance arrangement of 10% of the outstanding loan balance.





                                                             188,000		250,000
			Massachusetts Business Development Corporation-
			Product Funding Agreement:  Borrowings under a maximum $160,000 product funding agreement.  Actual borrowings of $80,000 require a minimum repayment of $120,000 (60 months at $2,000 per month through July 1997).
   Interest and royalties are  imputed at 12.5% and 13.4%, respectively.
   The agreement is collateralized by all Company	assets.

                                                               26,000		45,000


                                                              350,000		710,000
			Less - current portion of long-term debt                   238,000		710,000


                                                             $112,000	$ 	--



6.		Income Taxes

			The provision for income taxes is comprised of the following:

	                                              	Year ended
                                                	June 30,
                                          	1996   1995      	1994

				Current:
					Federal                           	$	21,000 	$ --	   	$	15,000
					State	                              	36,000	 	12,000  		35,000


				Total current                       		57,000	 	12,000   	50,000


				Deferred:
					Federal                           		250,000	(277,000) 	283,000
					State	                              	14,000		(48,000)		176,000


                                   						264,000	(325,000) 	459,000

				Deferred tax asset valuation
				  allowance adjustments            	(264,000) 	325,000 (459,000)


				Total deferred


				Total provision for income taxes   $	57,000  	$	12,000 	$	50,000


The federal tax provision consists principally of alternative minimum tax. The state tax provision is based upon the corporate income tax rates in the states in which the Company files and includes the non-income measured property tax. Although the current federal income tax provision is reduced because of the utilization of net operating losses, the available state net operating losses are substantially smaller.

The changes in the valuation allowance for deferred tax assets primarily relate to the utilization of loss carryforwards to offset taxable income during 1996 and 1994 and the generation of a net operating loss during 1995.

			Deferred tax assets and liabilities consist of the following:

                                               							June 30,
					                                              	1996	  	1995

			Loss carryforwards                         	$	738,000	$	1,212,000
			Accrued expenses                            		219,000    		83,000
			Property and Equipment	                        	6,000	 	     --
			Other                                       		144,000	   	122,000


				Gross deferred tax assets                 	1,107,000  		1,417,000

			Deferred tax asset valuation allowance   		(1,107,000)		(1,371,000)


				Net deferred tax assets                        --     	 			46,000


			Property and equipment, net	                    --      			(46,000)


				Deferred tax liabilities	                      --      			(46,000)


                                             				$ --         		$ 	--



The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rates to pretax income as a result of the following:

                                                    		Year ended
                                                     		June 30,
                                             	1996     	1995      	1994

				Statutory federal tax rates          	$	214,000	$	(275,000)	$	339,000
				Increase (decrease) resulting from:
				State taxes, net of federal effect	     	50,000  		(40,000)  	198,000
    Effect of federal statutory rate  		       --         --   			(35,000)
				change valuation allowance adjustment		(249,000)	 	325,000 		(459,000)
				Nondeductible items                    		13,000    		2,000	     3,000
				Other	                                  	29,000	 		   --       	4,000


				Provision for income taxes            	$	57,000  	$	12,000  	$	50,000


As of June 30, 1996, the Company had tax operating loss carryforwards which may be used to offset future federal taxable income as follows:

                     	Year
                   	expiring

                     	2005                  	$	1,115,000
                     	2006                     		689,000
                     	2007	                     	111,000
                     	2010	                     	169,000


                                           		$	2,084,000




In addition, the Company has approximately $136,000 of state net operating loss carryforwards which expire through 2010.

Changes in the Company's ownership may cause an annual limitation on the amount of the net operating loss carryforward which can be utilized.


7.		Shareholders' Equity

Stock Purchase Warrants

During fiscal year 1994, in connection with the royalty litigation (see Note 10), the Company issued warrants to its law firm and two lawyers at the firm to purchase 43,000 shares of its common stock at $3.25 - $3.58 per share subject to certain anti-dilutive provisions contained in the warrant agreement. The warrants are for a term of 10 years and expire January 21, 2004. Additionally, the Company issued warrants to a director to purchase 6,000 shares of its common stock at $3.25 per share subject to certain anti-dilutive provisions contained in the warrant agreement. The warrants are for a term of 10 years and expire January 21, 2004. No value has been ascribed to these warrants for financial reporting purposes as such value was considered immaterial. These warrants have not been exercised as of June 30, 1996.

At June 30, 1996, the following warrants to purchase the Company's common stock were outstanding:

           	Shares issuable    	Exercise price    	Year of expiration

           					15,000            	$	2.00                	2000
				           	33,000            	$	3.58                	2004
				           	16,000            	$	3.25                	2004


            				64,000


Stock Option Plan

Under the Company's incentive stock option plan, a total of 175,000 shares of the Company's common stock has been reserved for future issuance. Reserved shares available for option grant were 41,000 and 28,000 at June 30, 1996 and 1995, respectively. The options vest over periods ranging from the grant date to three years and are exercisable over a period of three to ten years. The maximum value of shares for which options may be granted to an employee in any calendar year is $100,000. The exercise price of options granted pursuant to the plan may not be less than the fair market value of such shares on the date of grant, subject to certain adjustments. However, in the event that an employee granted an option owns more than 10% of the Company's common stock, then the option price must be at least 110% of the fair market value of the stock on the date of grant.

All employees of the Company, including officers and directors who are salaried employees, are eligible to participate under the plan. Activity related to these options is summarized as follows:

                                          	Number of 	    Exercise price
                                          	shares        	per share

			Outstanding at June 30, 1993            144,000         	$	2.00

			Granted                                	120,000         	$	2.00-	4.50
			Expired                               	(112,000)        	$	2.00

			Outstanding at June 30, 1994           	152,000         	$	2.00-	4.50

			Granted                                 	51,000         	$	0.75-	3.25
			Expired                                	(56,000)        	$	2.00-	2.60


			Outstanding at June 30, 1995           	147,000         	$	0.75-	4.50


			Granted                                 	11,000         	$	0.45-	1.15
			Expired                                	(24,000)        	$	2.00-	3.15


			Outstanding at June 30, 1996          		134,000


At June 30, 1996, options for approximately 116,000 shares were exercisable under the plan.


Non-Qualified Stock Options

There are also outstanding non-statutory, non-qualified stock options to purchase a total of 533,000 shares of common stock of the Company at exercise prices ranging between $0.50 and $3.25 expiring August 1, 2000 through December 22, 2005. These options were granted during fiscal years 1992 through 1996 to key employees and consultants to the Company.
At June 30, 1996, approximately 295,000 shares were exercisable.

8.		Commitments

Future minimum lease payments under noncancellable leases with terms in excess of one year are as follows:

                                                	Capital  	 	Operating
                                                	leases  	  	leases

			1997                                        	$	60,000  	$	135,000
			1998                                         		32,000 	  	136,000
			1999	                                         	26,000 	  	136,000
			2000                                         		12,000 	  	136,000
			Thereafter	 		                                           	799,000


			Total minimum lease payments	                	130,000	$	1,342,000


			Less - amount representing interest	                      	13,000


                                                      							117,000
			Less - current maturities of obligations under
			 capital leases                                          		46,000


			Long-term obligations under capital leases              	$	71,000


Capital leases consist principally of leases for machinery, office equipment and vehicles. The terms of the leases range from two to seven years and in some cases provide the Company with the option to purchase at the end of the lease term.

The Company has operating leases primarily for its manufacturing, distribution and administrative facility. The manufacturing, distribution and administrative facility lease has been renewed as of April 1, 1996. The new agreement provides for the landlord to make certain improvements to the property. Upon completion of these improvements, a ten year lease term with escalating lease payments commences (ranging from $132,000 to $266,000). As of June 30, 1996, these improvements were not completed, as such, the minimum lease payments for the facility are assumed to be $132,000 over the next ten years. The improvements are expected to be completed by November 1996.

Total rental expense under operating leases excluding property taxes, insurance and utilities was approximately $163,000, $176,000, and $127,000 for the years ended June 30, 1996, 1995 and 1994 respectively.

9.		License Agreement and Litigation

The Company is party to a license agreement which, as amended, grants the Company the exclusive, perpetual and irrevocable right to use recipes, trade secrets, processes and methods provided by the licensor in the production of a variety of pastas, sauces and prepared foods. In addition, the Company received the exclusive right and license to market and sell the products at wholesale and to use the name "Trios" in connection with the promotion, advertising and sale of other products at wholesale.

In exchange for the grant of the license, the Company has agreed to pay the licensor royalties of 2% of net sales of products manufactured by the Company in conformance with the recipes provided by the licensor. A reduced royalty rate applies to products which are sold under the "Trios" name but which are produced from recipes not provided by the licensor.

The licensor filed a complaint on April 24, 1991 alleging that they had not received all of the royalties due them pursuant to the license agreement. In addition, during 1992 and 1993 the licensor alleged that the Company was selling within exclusive and unauthorized territories, and that private label sales were in violation of the license agreement. The licensor further attempted to terminate the license agreement because of the alleged underpayment of royalties.

A court order dated April 21, 1994 listed the court's findings on the above matters. The Company was required to pay
$1.00 for technical breach of the agreement because the products were located in one store in the licensor's exclusive territorial area. The court found that the Company has the right to sell products under private label. The court also held that the licensor is not entitled to terminate the agreement as the Company's right to use the recipes and the "Trios" name is a perpetual and irrevocable license. Additionally, the court reclassified certain products for purposes of calculating the royalty payment.
A recalculation of the amount of royalties due to the licensor for fiscal year 1992 and 1993 was ordered by the court. An additional payment of $40,000, plus interest, was computed and paid by the Company and is included in the 1994 royalty expense. The licensor has filed a notice of appeal.

Royalty expense under this agreement totalled approximately
$195,000, $176,000 and $251,000 for the years ended June 30, 1996,
1995, and 1994, respectively.

On December 5, 1994, a third lawsuit was filed against the Company by the licensor, alleging libel. The Company filed its answer on December 23, 1994 asserting, among other defenses, that the statement was a statement of opinion. The licensor is seeking an unspecified amount of monetary damages in addition to interest, costs and reasonable attorney's fees. The Company believes that an adverse outcome on this lawsuit is not probable and no possible loss can be estimated at this time.


10.		Concentrations of Credit Risk and Major Customers

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed, although collateral is not required. In addition, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

The Company's customer base includes supermarket chains, independent supermarkets and wholesale clubs in the United States. For the year ended June 30, 1996, two customers represented 61%
 of net sales. For the year ended June 30, 1995, one customer represented 45% of net sales.


11.		Benefit Plan

The Company initiated a defined contribution plan (the "Plan") on January 1, 1994 which meets the requirements of Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least 21 years of age, with at least twelve months of service, are eligible to participate in the Plan. Under the Plan, employees may contribute a portion of their wages on a pre-tax basis, within limits prescribed by the Internal Revenue Code. Matching contributions made by the Company in accordance with the Plan's provisions totalled $2,000, $4,000 and $2,000 during the years ended June 30, 1996, 1995 and 1994, respectively.


12.		Related Party Transaction

In December 1994, a creditor of the Company exercised warrants for 453,000 shares of common stock. The exercise of these warrants, combined with the Company's common stock already held by this creditor, resulted in the creditor owning approximately 19% of the Company's outstanding common stock. As of June 30, 1996 and 1995, the Company has a note payable for $110,000 and $336,000, respectively, outstanding and due to this creditor (Note 6).