Form 10QSB/A
period 1995-09-30
ORIGINAL ITALIAN PASTA PRODUCTS CO INC
filed 1996-11-12
CIK 802686

U. S. SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.  20549



                       FORM 10-QSB


            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                         Commission File No.
 September 30, 1996                                   0-16161



               ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                        36 AUBURN STREET
                        CHELSEA, MA  02150

                     TELEPHONE (617) 884-5211




State of Incorporation         I.R.S. Employer Identification No.
    Massachusetts                         04-2877789




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes [X]          No [ ]




As of September 30, 1996 the number of shares of Common Stock, $.02 par value, outstanding were 1,899,885.








        Total current liabilities       2,468,000        2,412,000
                                       ----------       ----------
Long-term debt and capital lease          142,000          183,000
                                       ----------       ----------
Shareholders' Deficit

   Preferred stock - $.01 par
   value.  Authorized - 1,000,000
   shares.  Issued and
   outstanding - None.                      --               --
   Common Stock - $.02 par value
   Authorized - 6,000,000 shares.
   Issued and outstanding -
   1,899,885 shares.                       38,000           38,000
   Additional paid-in capital           3,912,000        3,912,000
   Accumulated deficit                 (3,567,000)      (3,365,000)
                                       -----------      -----------
        Total Shareholder's
        Equity                         $  383,000        $  585,000
                                       -----------      -----------
        Total Liabilities and
        Equity                        $ 2,992,000       $ 3,180,000
                                       ==========        ==========

                    See accompanying notes

             ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                      STATEMENT OF OPERATIONS
                             (Unaudited)

                                                  Three months ended
                                           September 30,     September 30,
                                              1996              1995
                                           -------------     -------------
Net sales                                   $ 2,779,000       $ 3,076,000
Cost of goods sold                            1,925,000         1,941,000
                                           -------------     -------------
        Gross profit                            854,000         1,135,000

Selling, general and
administrative expenses                       1,062,000         1,193,000
                                           -------------     -------------
        Loss from operations
        operations                             (208,000)          (58,000)

Other Expense:
   Interest income                                1,000             1,000
   Interest expense                              (9,000)          (23,000)
   Other income (loss)                           14,000            (1,000)
                                               ----------        -----------
   Net Loss before taxes                       (202,000)          (80,000)

Provision for taxes                                --                --

   Net Loss after taxes                     $  (202,000)        $ (80,000)
                                             ===========         ==========

Net loss per share
(Note 2), primary                           $   (0.11)          $   (0.04)
                                             ===========          ==========

Net loss per share
(Note 2), fully diluted                     $   (0.11)          $   (0.04)
                                             ===========          ==========

Weighted average shares
outstanding, primary                          1,899,000           1,899,000
                                             ===========          ==========


Weighted average shares
outstanding, fully diluted                    1,899,000           1,899,000
                                             ===========          ==========


                    See accompanying notes






             ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                     STATEMENT OF CASH FLOWS
                             (Unaudited)
                                                   Three months ended
                                              September 30,    September 30,
                                                 1996             1995
Cash flows from operating
activities:
   Net Income                                  $  (202,000)    $  (80,000)
 Adjustments to reconcile
 net income to net cash used
 in operating activities:
   Depreciation and Amortization                   149,000        154,000
   Decrease (Increase) in accounts                 106,000       (228,000)
   receivable
   Decrease (Increase) in		                        (23,000)      (134,000)
   inventories
   (Increase) Decrease in prepaid
   expenses and other assets                        50,000          1,000
   Increase in accounts payable                    137,000        242,000
   Increase (Decrease) in
   accrued expenses                                (15,000)       154,000
   Increase (Decrease) in
   tax provision                                      --           15,000
   (Increase) Decrease in
   other assets                                     77,000       (120,000)
                                                  ----------    -----------
        Net cash provided by
        operating activities                       279,000          4,000

Cash flows from investing
activities:
   Purchase of property and
   equipment                                      (156,000)          --
                                                  ----------    -----------
        Net cash used by
        investing activities                       (156,000)         --

Cash flows from financing
activities:
   Proceeds from negotiations                          --          100,000
   Principal payments on debt                       (107,000)     (100,000)
                                                   ----------    ----------
        Net cash used by
        financing activities                        (107,000)         --
                                                   ----------    ----------
Net increase (decrease) in cash
and cash equivalents                                   15,000        4,000

Cash - beginning of period                            195,000       98,000
                                                   ----------    ----------
Cash - end of period                                $ 210,000    $ 102,000
                                                     ========     =========
                    See accompanying notes


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

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Results from operations for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

For further information, refer to the financial statements and the footnotes included in the Company's annual report on Form 10-
KSB for the year ended June 30, 1996.

NOTE 2:  NET INCOME (LOSS) PER COMMON SHARE:

Net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock. Common stock equivalents have not been included due to their antidilutive effect.

NOTE 3:  INVENTORIES:

Inventories, stated at the lower of cost or market, on a first-in, first-out basis, are comprised of the following:

                                    September 30,    June 30,
                                        1996           1996
                                   -----------     ----------
Raw Materials                      $  154,000      $  184,000
Packaging Materials                   296,000         304,000
Finished Goods                        318,000         257,000
                                    ----------      ---------
                 Total             $  768,000      $  745,000
                                    ==========      =========





Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS:  For the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995.
---------------------------------------------------------------------------

     Net sales for the quarter ended September 30, 1996 were $2,779,000 versus $3,076,000 for the same period last year.
This decrease of 10% is mainly due to the loss of a division of a warehouse club customer.

     Gross profit for the quarter ended September 30, 1996 came in at 31% of net sales or $ 854,000. Last years gross profit was at 37% of net sales or $1,135,000. Gross profit is down as a result of lower sales resulting in the under utilization of the production facilities.

     Selling, General and Administrative expenses decreased to $1,062,000 or 38% of net sales from $1,193,000 or 39% for the quarter ended September 30, 1995. This decrease is due to decreased sales and marketing expenses.

     Loss from operations for the quarter ended September 30, 1996 was $208,000 or 7% of net sales as compared to $58,000 or 2% for the same quarter ended last year.

     Interest expense was $9,000 or 0% of net sales for the quarter ended September 30, 1996 versus $23,000 or 1% for the same period last year.

     Net loss per common share, primary was $0.11 for the three months ended September 30, 1996 compared to $0.04 per common share, primary for the same period last year.

Liquidity and Capital Resources:
-------------------------------------

     Intense competition and the Company's attempt to expand its customer base has affected the Company's profit and loss as well as cash flow. The Company is finding it difficult to generate sufficient working capital to meet current demands.

     At September 30, 1996, the Company's current liabilities exceed current assets by $ 915,000.

     The Company has a line of credit available from its primary bank lenders (the "Bank"); $125,000 remains available to the Company under the line of credit. The Company must repay the $162,500 currently drawn on the line of credit by making principal payments of $6,250 per month with all such principal to be repaid on or before December of 1999. Although the Company has continued to make payments on this line of credit, payments have been made beyond the agreed upon due dates. These payment delays have technically caused the loan to be in default.

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


1.  The Trio's 1991 lawsuit Against the Company
    ----------------------------------------------------

    Anthony Trio and Genevieve Trio, d/b/a Trio's v. Original
    Italian Pasta Products Co., Inc. and Paul K. Stevens.
    Suffolk Superior Court (Boston, Massachusetts), C.A. No.
    91-2680-A.

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

     Both parties' appellate briefs were filed in April and August 1996, respectively. The Trios filed a Reply Brief to the Company's cross appeal on August 5, 1996 and the Company has filed a Sur Reply. A date for oral argument has not been scheduled, but it is likely to occur within the next six to twelve months. A decision by the Appeals Court could take as long as one year or more.

II.  Trios File Libel Lawsuit Against the Company in 1994
      Genevieve Trio and Anthony Trio v. Original Italian Pasta
      Products Co., Inc. and Paul K. Stevens.  Middlesex Superior
      Court (Cambridge, Massachusetts), C.A. No. 94-6910.

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

     On June 17, 1996, the Company filed a motion for summary judgment seeking to dismiss all of the Trios' claims on the grounds that they were barred by the doctrine of res judicata, that they constitute absolutely privileged statements made in conjunction with the pending court proceeding, and that the Company's republication in its Forms 10K of allegations made in legal pleadings is non-actionable hyperbole, privileged opinion protected by the First Amendments. The Trios filed an Opposition to the Company's Motion for Summary Judgment. The Court heard oral argument on the Company's summary judgment motion on August 16, 1996. The court entered judgment on September 27, 1996 in the Company's favor on its summary judgment motion, dismissing all counts of the Trios' complaint. The Trios have filed an appeal.

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


          ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
          Registrant




November 12, 1996             Peter Stevens
Date                          Peter Stevens
                              Chief Financial Officer
                              Treasurer





























                             EXHIBIT 11




          ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
             CALCULATION OF EARNINGS PER SHARE
            Three months ended September 30, 1996



                                      PRIMARY             FULLY DILUTED
                                   -------------      --------------------

Net loss                            $  202,000              $  202,000

Interest reduction (assumed)             --                      --
                                     ----------             -----------

Adjusted net loss                      202,000                202,000
                                     ==========             ===========

Common shares outstanding            1,899,000              1,899,000

                               				 -----------            ------------
                                     1,899,000              1,899,000
                                    ===========            =============

Earnings per share                   $  (0.11)               $  (0.11)
                                    ===========            =============