Form 10QSB
period 1996-09-30
ORIGINAL ITALIAN PASTA PRODUCTS CO INC
filed 1996-11-12
CIK 802686

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


Balance Sheets - As at September 30, 1996 and June 30, 1996   3

Statement of Operations:
Three months ended September 30, 1996 and September 30, 1995  4

Statement of Cash Flows:
Three months ended September 30, 1996 and September 30, 1995  5

Notes to Financial Statements                                 6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  7-9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                    9-12

Item 6.  Exhibits and Reports on Form 8-K                     13

SIGNATURES                                                    13

EXHIBIT 11 - Computation of Earnings Per Share                14


















            Original Italian Pasta Products Co. Inc.
                        Balance Sheet
                         (Unaudited)

        Asset                           September 30,      June 30,
                                            1996             1996
Current Assets:
   Cash and Cash Equivalents            $  210,000       $  195,000
   Accounts Receivable, net                559,000          665,000
   Inventories (Note 3)                    768,000          745,000
   Prepaid expenses and other               16,000           62,000
                                          --------        ----------
        Total current assets             1,553,000        1,667,000

Property and equipment, net              1,387,000        1,382,000
Other assets, net                           52,000          131,000
                                         ---------        ----------
        Total Assets                   $ 2,992,000      $ 3,180,000
                                         =========       ===========

Liabilities and Shareholders
Equity

Current Liabilities:
   Current maturities of long-
   term debt and capital lease          $  218,000       $  284,000
   Accounts Payable                      1,193,000        1,056,000
   Accrued Expenses                      1,057,000        1,072,000
                                        ----------        ---------
        To