Form 10QSB
period 1996-12-31
ORIGINAL ITALIAN PASTA PRODUCTS CO INC
filed 1997-02-12
CIK 802686

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



               For the Quarter Ended     Commission File No.
               December 31, 1996           0-16161


                 ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                           36 AUBURN STREET
                          CHELSEA, MA  02150

                        TELEPHONE (617) 884-5211




            State of Incorporation     I.R.S. Employer Identification No.
            Massachusetts              04-2877789




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]          No [ ]




As of December 31, 1996 the number of shares of Common Stock, $.02 par value, outstanding were 1,899,885.








                   Original Italian Pasta Products Co. Inc.


                                INDEX                    				 	PAGE
                                                         				 	NO.


PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements:  (Current years results are unaudited)


Balance Sheets - As at December 31, 1996 and June 30, 1996    		3

Statement of Operations:
	Three months ended December 31, 1996 and December 31, 1995    	4

	Six months ended December 31, 1996 and December 31, 1995      	5

	Statement of Cash Flows:
	Six months ended December 31, 1996 and December 31, 1995      	6

	Notes to Financial Statements                               			7


Item 2.  Management's Discussion and Analysis of Financial

	Condition and Results of Operations                         			7-9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                  				9-11

Item 6.  Exhibits and Reports on Form 8-K                    			12

SIGNATURES                                                  				12

EXHIBIT 11 - Computation of Earnings Per Share               			13















                    Original Italian Pasta Products Co. Inc.
                                  Balance Sheet
                                   (Unaudited)

Assets                              	December 31,     		June 30,
                              		       	1996        	  	  1996
                                     -----------      ------------
Current Assets:
   Cash and Cash Equivalents     	   $   117,000 		  	$   195,000
   Accounts Receivable, net       	      603,000          665,000
   Inventories (Note 3)             	    773,000     			  745,000
   Prepaid expenses and other              9,000           62,000
                                     -----------      -----------
Total current assets      		           1,502,000    		  1,667,000

Property and equipment, net      	     1,338,000  			   1,382,000
Other assets, net                         52,000  		      131,000
                                     -----------      -----------
Total Assets    		                   $ 2,892,000   			$ 3,180,000
                                     ===========      ===========

Liabilities and Shareholders Equity

Current Liabilities:
   Current maturities of long-
   term debt and capital lease      	$   184,000     	$   284,000
   Accounts Payable               	    1,352,000    			 1,056,000
   Accrued Expenses                    1,154,000    			 1,072,000
                                     -----------      -----------
Total current liabilities 		           2,690,000    			 2,412,000

Long-term debt and capital lease  	      214,000    			   183,000

Shareholders' Deficit

   Preferred stock - $.01 par
   value.  Authorized - 1,000,000
   shares.  Issued and
   outstanding - None.                     --               --
   Common Stock - $.02 par value
   Authorized - 6,000,000 shares.
   Issued and outstanding -
   1,899,885 shares.             	        38,000   		      38,000
   Additional paid-in capital    	     3,912,000   	  	 3,912,000
                                      -----------      -----------
   Accumulated deficit              	 (3,962,000)   			(3,365,000)

Total Shareholder's
        Equity                   		  $   (12,000)     $   585,000
                                     ------------     -----------
Total Liabilities and
        Equity                     		$ 2,892,000   			$ 3,180,000
                                     ===========      ===========

                            See accompanying notes








                    ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                           STATEMENT OF OPERATIONS
                                  (Unaudited)

                                    Three months ended
                            			 	December 31,		December 31,
				                                1996    	     1995
                                 ------------  ------------
Net sales                         $ 2,619,000 		$ 4,894,000
Cost of goods sold               	  1,857,000     3,067,000
                                  -----------   -----------
Gross profit        			               762,000     1,827,000

Selling, general and
administrative expenses             1,144,000 	   1,421,000

Gain/(Loss) from operations
        operations       	           (382,000)      406,000

Other Expense/Income:
   Interest income                       --           1,000
   Interest expense              		   (8,000)       (20,000)
   Other income/(loss)          		    (4,000)          --
                                    ---------      --------
Net Income/(Loss) before taxes      (394,000)       387,000

Provision for taxes                     --          (68,000)

   Net Income/(Loss) after taxes $  (394,000)     $ 319,000

Net income/(loss) per share
(Note 2), primary                 $    (0.21)      $   0.17


Net income/(loss) per share
(Note 2), fully diluted           $    (0.21)      $   0.17

Weighted average shares
outstanding, primary     	         1,900,000      2,040,000


Weighted average shares
outstanding, fully diluted         1,900,000      2,040,000





                          See accompanying notes










                    ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                Six months ended
   	                      			December 31,     		December 31,
		                              1996        	      1995
                             ------------       ------------

Net Sales            		      $ 5,398,000       		$ 7,970,000
Cost of goods sold             3,782,000     		    5,008,000
                             -----------         -----------
Gross profit              		   1,616,000   		      2,962,000
Selling, general and
administrative expenses 	      2,206,000    		     2,613,000
                             -----------         -----------
Profit/(Loss) from
        operations      		      (590,000)    		      349,000

Other Expense/Income:
   Interest income     	           1,000     		        1,000
   Interest expense              (17,000)     		     (43,000)
   Other income/(loss)            10,000                --
                               ----------           ---------
Net Income/(Loss) before taxes  (596,000)   	     	  307,000

Provision for taxes                	--     			       (68,000)

   Net Income/(Loss)after taxes (596,000)   		       239,000

Net income/(loss) per share
 (Note 2), primary              $  (0.31)            $  0.15

Net income/(loss) per share
 (Note 2), fully diluted        $  (0.31)            $  0.15

Weighted average shares
outstanding, primary     	      1,900,000   		     2,030,000

Weighted average shares
outstanding, fully diluted      1,900,000   		     2,030,000






                           See accompanying notes












                    ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                           STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                          Six months ended
Cash flows from operating          	 December 31,    		December 31,
activities:                              1996     		      1995
                                     ------------      ------------
   Net Income                    	   $  (596,000)   		   $ 239,000
 Adjustments to reconcile
 net income to net cash used
 in operating activities:
   Depreciation and Amortization         293,000   		      308,000
   (Increase)  Decrease in
   accounts receivable         	          62,000    		    (635,000)
   (Increase) Decrease in
   inventories                  	        (28,000)  		      (33,000)
   (Increase) Decrease in prepaid
   expenses and other          	          53,000    	         --
   (Decrease) Increase in
   accounts payable              	       296,000   		      (21,000)
   Increase (Decrease) in
   accrued expenses            	          82,000    	      335,000
   Increase (Decrease) in
   tax provision                            --    		         2,000
  (Increase) Decrease in
   other assets                 	         78,000 		        (10,000)
                                        --------           --------
Net cash provided by
        operating activities       	     240,000           185,000

Cash flows from investing
activities:
   Purchase of property and
   equipment                      		     250,000   		      	  --
   Sale of warrants   	 	                  --                 --
                                        --------           --------
Net cash used by
        investing activities       	     250,000			           --

Cash flows from financing
activities:
   Proceeds from negotiations               --             100,000
   Proceeds from debt		                  100,000			           --
   Principal payments on debt           (169,000)     		  (205,000)
                                        ---------         ---------
Net cash used by
        financing activities       	     (69,000)         (105,000)
                                        ---------         ---------
Net increase (decrease) in cash
and cash equivalents               	     (79,000)           80,000

Cash - beginning of period         	     195,000            98,000
                                       ---------         ---------
Cash - end of period                	  $ 116,000         $ 178,000
                                       =========         =========


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

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Results from operations for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

For further information, refer to the financial statements and the footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.

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

NOTE 3:  INVENTORIES:

Inventories, stated at the lower of cost or market, on a first-in, first-out basis, are comprised of the following:


                          		  December 31,     June 30,
                        	        1996          	 1996
                              ------------    ----------
Raw Materials           	      $  132,000     $  184,000
Packaging Materials               309,000        304,000
Finished Goods         	          332,000        257,000
                              ------------    ----------
Total             		           $  773,000     $  745,000


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS:  For the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995.

     Net sales for the quarter ended December 31, 1996 were $2,619,000 versus $4,894,000 for the same period last year. This decrease of 46% is mainly attributable to decreased sales to warehouse club customers.

     Gross profit for the quarter ended December 31, 1996 came in at 29% of net sales or $762,000. Last years gross profit was at 37% of net sales or $1,827,000. Gross profit is down as the result of lower sales volume.

     Selling, General and Administrative expenses decreased to $1,144,000 or 44% of net sales from $1,421,000 or 29% for the quarter ended December 31, 1995. This decrease is due to lower advertising and other marketing costs.

     Loss from operations for the quarter ended December 31, 1996 was $382,000 or 15% of net sales as compared to a gain from operations of $406,000 or 8% of net sales for the same quarter ended last year.

     Interest expense was $8,000 or 0% of net sales for the quarter ended December 31, 1995 versus $20,000 or 0% for the same period last year.

     Net loss per common share, primary was $0.21 for the three months ended December 31, 1996 compared to a net income per common share, primary of $0.17 for the same period last year.


RESULTS OF OPERATIONS:  For the six months ended December 31, 1996 compared to the six month period ended December 31, 1995.

     Net Sales for the six months ended December 31, 1996 were $5,398,000 versus $7,970,000 for the same period last year. This decrease of 32% is attributable to lower warehouse club and retail store sales.

     Gross profit for the six months ended December 31, 1996 is 30% of net sales or $1,616,000. Last years gross profit was 37% of net sales or $2,962,000.

     Selling, General and Administrative expenses decreased to $2,206,000 or 41% of net sales from $2,613,000 or 33% for the period ended December 31, 1995. This decrease of $407,000 is mainly attributable to lower sales and marketing expenses.

     Loss from operations for the six month period ended December 31, 1996 was $590,000 or 11% of net sales as compared to a profit from operations of $349,000 or 4% of net sales for the same period last year.

     Interest expense was $17,000 or 0% of net sales for the six months ended December 31, 1996 versus $43,000 or 1% for the same period last year.

     Net loss per common share, primary was $0.31 for the six months ended December 31, 1996 compared to a net income per common share of $0.15 for the same period last year.

Liquidity and Capital Resources:
Intense competition and the Company's attempt to expand its customer base has affected the Company's profit and loss as well as cash flow. The Company is finding it difficult to generate sufficient working capital to meet current demands.

     At December 31, 1996, the Company's current liabilities exceed current assets by $1,188,000.

     The Company has a line of credit available from its primary bank lenders (the "Bank"). As of December 31, 1996, the Company has drawn down $100,000 of the remaining $125,000 available at June 30, 1996. In addition, the Bank has agreed to loan the company an additional $75,000. This loan will be for a period of twenty-four months with a monthly principal payment of $3,125. Payments will commence in February 1997. The Company must repay the $250,000 currently drawn on the line of credit by making principal payments of $7,083 per month with all such principal to be repaid on or before December of 1999. The Company is no longer in technical default on this loan.

     In July 1995,the Company engaged in discussions with Waterbury Holdings, Inc. concerning the acquisition of the Company. As a condition of negotiation, Waterbury Holdings, Inc. provided the Company with $100,000. This sum was to be recorded as debt if the negotiations continued. In the event Waterbury Holdings discontinued the negotiations, the amount ($100,000) was forfeited in August 1995 when Waterbury Holdings,Inc. discontinued these negotiations.

     In December, 1993 the Company entered into an agreement with Economic Stabilization Trust, a Massachusetts public instrumentality, to borrow $150,000. This loan was used to finance equipment and is secured by the equipment purchased. This loan is payable in equal monthly installments of principal. Interest is payable at prime plus 1 3/4% adjusted quarterly. Final payment is scheduled for January 1997. The Company is in technical default on this loan. As of January 31, 1997, there remains approximately $3,000 outstanding on this loan.

  In August 1991, the Company entered into an agreement with MPDC, a Massachusetts development agency, to provide up to $160,000 to the Company for the development in Massachusetts of several new products. By June 30, 1993 the Company had expended the entire amount available under the agreement and repaid $80,000 to MPDC. The Company must repay $120,000 in 60 equal monthly installments of $2,000 (which includes imputed interest) which began in August, 1992. The Company is in technical default on this loan.

     In December 1989, the Company entered into an agreement with Katy Industries to borrow $1,350,000. On October 15, 1991 accrued interest of $173,000 was added to the principal to be repaid. This debt bears interest at 9.75% with monthly principal payments of $18,750 commencing April 11, 1994 with a final payment of all unpaid principal and interest on June 11, 1996. On December 11, 1994 Katy Industries exercised warrant agreements for the purchase of 453,585 shares of the Company's common stock. The Company's debt to Katy was reduced by the purchase price or $793,774. Although this debt was scheduled to be paid off in December 1996, Katy Industries has been asked to delay principal payments until March 1997. Approximately $35,000 remains outstanding on this loan.

     The current operating plans indicate that the Company's losses will continue at a reduced rate. The sum of prior years' net losses are impairing the Company's ability to continue its operation because these losses were funded, in part, by debt which must be repaid out of current cash flows. In addition, the Company is undergoing plant renovations which will require increased funding. The Company will attempt to provide working capital through operations and (as necessary) through loans from financial institutions. The Company can provide no assurances that these efforts will be successful in raising the capital necessary to continue its operations. The plant expansion was essentially completed in January 1997.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS:

     The Company publishes this Section for the purpose of fulfilling its legal duty to notify Shareholders and the Securities and Exchange Commission ("SEC") of legal proceedings in which it currently is involved.

I.  The Trio's 1991 lawsuit Against the Company

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

     The Trio's complaint had alleged that the Company had committed multiple breaches of the License Agreement (the "Agreement") dated July 12, 1985, with Anthony and Genevieve Trio (the "Trio's"). The Agreement grants to the Company the fundamental right to use the Trio name in the advertising and sale of certain products of the Trios, derivative products or other products. For those rights, the Company pays to the Trios a royalty calculated on "Net Sales" by type of product category. The complaint had charged Company with:
(1) failure to protect against unauthorized sales of the Company's products within the Boston North End, an area designated as exclusive for the Trios under the Agreement,(2) sale of pasta products and sauces under private label which is allegedly forbidden by the Agreement, (3) failure to provide audited reports of royalties, (4) underpayment of royalties because of miscategorization of products and miscalculation of "Net Sales" and (5) failure to pay royalty amounts to a third-party pursuant to an assignment by the Trios and to the Internal Revenue Service pursuant to a tax levy. For all of these violations, the Trio's sought damages, declatory relief, and termination of the Agreement.


   In light of these claims, the Company filed counterclaims against the Trios. The Company prayed for a declaration of its rights and obligations under the Agreement with respect to the computation of "Net Sales", the proper categorization of both new and existing products, the offset of past overpayments of royalties, and the right to sell the Company's products under private label. In addition, the Company brought counterclaims for abusive process, interference with business relations, and unfair and deceptive trade practices. The abusive process claim arose from the Trios' earlier 1989 lawsuit and from the Trios' institution of this new litigation only one month after trial of the 1989 lawsuit, which had resulted in judgment for the Company. The allegation in the abusive process claim has become the subject of a third lawsuit by the Trios and is described below. In addition, the Trios' daughter, Catherine Cremaldi, had published a cookbook with recipes which were, in part, attributed to her parents. The Company accordingly counterclaimed for the Trios' breach of the provisions in the Agreement which required the Trios to keep confidential their recipies. Finally, the Company sought a declration that the Trio's remedies under the Agreement were limited to money damages, and that the Trios had no right to terminate the Agreement, which by its very language is irrevocable.

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

     However, the Court did find that the Company was in technical breach of the Agreement because its products were located in one store in the Trio's exclusive territorial area in the North End of Boston, but awarded only nominal damages of $1.00. The Court also concluded that the Company could not sell under private label "other products" which are flour based and, with respect to the Company's other counterclaims, including its claim for abuse of process, the Court found against the Company on the grouds that the Company had failed to establish these claims.

     In computing royalties owed, the Court declined to permit the Company to adjust its royalty payments retroactively before April 1, 1992. The Court's findings therefore required an adjustment of royalties paid for fiscal year 1992 and 1993 in the amount of $39,881, which has been paid by the Company.

     Both parties' appellate briefs were filed in April and August 1996, respectively. The Trios filed a reply Brief to the Company's cross appeal on August 5, 1996 and the Company has filed a Sur Reply. A decision by the Appeals Court is expected in the next six months.

II. Trios File Libel Lawsuit Against the Company in 1994 Genevieve Trio and Anthony Trio v. Original Italian Pasta Products Co., Inc. and Paul K.
Stevens. Middlesex Superior Court (Cambridge, Massachusetts), C.A. No.94-6910.

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

     The investigation by the Company to date shows that the allegations in the Trios' complaint rely on language which appears in the "Legal
Proceedings" section of the Forms 10-KSB attached to the Company's 1992 and 1994 Annual Reports. Each of those Forms describes the allegations in, and the status at year's end of, the Trios' 1991 lawsuit against the Company.
The Form 10-KSB language, which the Trios allege is defamatory, is found in a paragraph describing the Company's counterclaims in the 1991 lawsuit. It is capitalized below: The Company filed its answer and counterclaim on February 25, 1992. In its counterclaim, the Company sought a declaration of its rights and obligations under the Agreement as they pertain to payment of royalties with respect to both new and existing products and to the sale of products under private label. In addition, the Company sought damages for abusive process, interference with business relations, and unfair and deceptive trade practices, alleging that

          THE TRIOS' ACTIONS IN PURSUING PAST AND PRESENT LITIGATION ARE A MALICIOUS ATTEMPT TO EXERT THEIR INFLUENCE AND CONTROL OVER THE OPERATIONS OF THE COMPANY AND TO EXTORT ADDITIONAL MONEY TO WHICH THEY ARE NOT ENTITLED.

     The contested language is taken directly from statements contained in the legal pleadings which the Company filed with the Court in the 1991 lawsuit. The Company's answer and counterclaim in the 1991 litigation refers to the Trios' 1989 lawsuit against the Company, contend that the suit lacked any basis in fact or in law, and aver that the Trios maintained the 1989 action for the "ulterior purpose [of enabling] the Trios to exert control of the manufacturing operations of the Company and [extracting] they were receiving under the agreement" and that the Trios' complaint, "like the previous litigation, is without basis in fact or in law. Like its predecessor, it is in furtherance of the Trios' malicious and ulterior purpose of exerting their influence and control over the operations of the company and extorting additional monies from the company to which the Trios' are not entitled."

     The Company filed its answer on December 23, 1994. In its answer, the Company asserts, among other defenses, that the statement at issue was one of opinion and not a statement that the Trios had committed a criminal act, was made in an official document issued in compliance with the law (the SEC requires the Company to report and describe the previous litigation in its Form 10-KSB) and was privileged because it related to and was contained within legal pleadings filed with the Court. The Trios seek an as yet unspecified amount of monetary damages, as well as interest, costs and reasonable attorneys fees, for slander, libel, injurious falsehood, malicious interference with a contractual right, and fraud.

     On June 17, 1996, the Company filed a motion for summary judgment seeking to dismiss all of the Trios' claims on the grounds that they were barred by the doctrine of res judicata, that they constitute absolutely privileged statements made in conjunction with the pending court proceeding, and that the Company's republication in its Forms 10-KSB of allegations made in legal pleadings is non-actionable hyperbole, privileged opinion protected by the First Amendments. The Trios filed an Opposition to the Company's Motion for Summary Judgment. The Court heard oral argument on the Company's summary judgment motion on August 16, 1996. The court entered judgment on September 27, 1996 in the Company's favor on its summary judgment motion, dismissing all counts of the Trios' complaint. The Trios have filed an appeal.


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

                    ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                                    Registrant




February 12, 1997		        /s/Peter Stevens
Date                      	Peter Stevens
                          	Chief Financial Officer
                          	Treasurer









EXHIBIT 11
                    ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                       CALCULATION OF EARNINGS PER SHARE
                       Six months ended December 31, 1996


                                  		  PRIMARY      FULLY DILUTED
                                    -----------    -------------

Net Income                         	$ (596,000)      	$ (596,000)

Interest reduction (assumed)             --      	         --

Adjusted net income               	   (596,000)     	   (596,000)
                                     ==========        ==========

Common shares outstanding        	   1,900,000       	 1,900,000

Earnings per share              	     $  (0.31)   	     $  (0.31)
                                      =========         =========