Form 10QSB
period 1997-03-31
ORIGINAL ITALIAN PASTA PRODUCTS CO INC
filed 1997-05-27
CIK 802686

U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549



                                FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



		For the Quarter Ended                         Commission File No.
		March 31, 1997                                0-16161



                   ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                              32 AUBURN STREET
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

                        Yes [X]          No [ ]




As of March 31, 1997 the number of shares of Common Stock, $.02 par value, outstanding were 1,899,885.












Original Italian Pasta Products Co. Inc.


                                INDEX   	                       	PAGE
                                                            					NO.


PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements:  (Current years results are unaudited)


Balance Sheets - As at March 31, 1997 and June 30, 1996      			3

Statement of Operations:
	Three months ended March 31, 1997 and March 31, 1996          	4

	Nine months ended March 31, 1997 and March 31, 1996           	5

Statement of Cash Flows:
	Nine months ended March 31, 1997 and March 31, 1996           	6

	Notes to Financial Statements                               			7


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations           				7-9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                  				9-12

Item 6.  Exhibits and Reports on Form 8-K                    			12

SIGNATURES                                                  				12

EXHIBIT 11 - Computation of Earnings Per Share               			13

















                   ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                                Balance Sheet
                                 (Unaudited)

        Assets           		          March 31,     		  June 30,
		     		                             	1997       		     1996
Current Assets:
   Cash and Cash Equivalents     	   $   82,000 	  	$   195,000
   Accounts Receivable, net       	     421,000         665,000
   Inventories (Note 3)             	   726,000         745,000
   Prepaid expenses and other            11,000          62,000
                                      ---------       ---------
Total current assets      		          1,240,000       1,667,000

Property and equipment, net     	     1,218,000 			   1,382,000
Other assets, net                        52,000         131,000
Total Assets    		                  $ 2,510,000   		$ 3,180,000

Liabilities and Shareholders Equity

Current Liabilities:
   Current maturities of long-
   term debt and capital lease     	$   203,000     $   284,000
   Accounts Payable               	   1,319,000   			 1,056,000
   Accrued Expenses               	   1,110,000       1,072,000
                                      ---------       ---------
Total current liabilities 		          2,632,000   			 2,412,000

Long-term debt and capital lease    	   216,000   			   183,000

Shareholders' Deficit

   Preferred stock - $.01 par
   value.  Authorized - 1,000,000
   shares.  Issued and
   outstanding - None.                    --			           ---
   Common Stock - $.02 par value
   Authorized - 6,000,000 shares.
   Issued and outstanding -
   1,899,885 shares.            	        38,000 			      38,000
   Additional paid-in capital     	   3,912,000     	 3,912,000
   Accumulated deficit             	 (4,287,000)  			(3,365,000)

Total Shareholder's
        Equity                     $   (338,000)  	 $   585,000

Total Liabilities and
        Equity                  		$   2,510,000  	$   3,180,000



                            See accompanying notes






                   ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                           Statement of operations
                                 (Unaudited)

Three months ended
                                   March 31,               March 31,
                      				           1997             	      1996
Net sales                      $   2,286,000        		$   4,210,000
Cost of goods sold      	          1,652,000          	   2,586,000
                                   ---------              ---------
Gross profit           			           634,000          	   1,624,000

Selling, general and
administrative expenses              953,000          	   1,354,000

Gain/(Loss) from operations
        operations                  (319,000)         	     270,000

Other Expense/Income:
   Interest income           		        ---          	         1,000
   Interest expense          		      (11,000)          	    (17,000)
   Other income/(loss)          		     4,000          	       ---
Net Income/(Loss) before taxes      (326,000)          	    254,000

Provision for taxes                    ---          	       (57,000)

  Net Income/(Loss) after taxes $   (326,000)        	    $ 197,000

Net income/(loss) per share
(Note 2), primary       	          $   (0.17)      	       $   0.10


Net income/(loss) per share
(Note 2), fully diluted            $   (0.17)        	     $   0.10

Weighted average shares
outstanding, primary     	         1,900,000              2,045,000


Weighted average shares
outstanding, fully diluted         1,900,000         	    2,045,000





                            See accompanying notes










                   ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                           Statement of operations
                               (Unaudited)

                                           Nine months ended
				                                 March 31,     	     March 31,
		                                     1997      	         1996

Net Sales                        $   7,684,000     		$   12,180,000
Cost of goods sold                   5,434,000     		     7,594,000
                                     ---------            ---------
Gross profit           		            2,250,000   		       4,586,000
Selling, general and
administrative expense        	      3,159,000    		      3,968,000
Profit/(Loss) from
        operations           		       (909,000)     		      618,000

Other Expense/Income:
   Interest income         	             1,000      		        2,000
   Interest expense                    (28,000)    		       (60,000)
   Other income/(loss)                  14,000                1,000
                                      ---------             -------
Net Income/(Loss) before taxes        (922,000)       	     561,000

Provision for taxes               	     	---		             (125,000)

   Net Income/(Loss)after taxes    	  (922,000)   		        436,000

Net income/(loss) per share
 (Note 2), primary                    $  (0.49)    		       $  0.24

Net income/(loss) per share
 (Note 2), fully diluted              $  (0.49)   		        $  0.24

Weighted average shares
outstanding, primary         	       1,900,000   		       2,104,000

Weighted average shares
outstanding, fully diluted           1,900,000   		       2,104,000




                            See accompanying notes














                   ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                            Statement of cash flows
                                  (Unaudited)

                                          Nine months ended
Cash flows from operating          	     March 31,    		   March 31,
activities:                             	  1997      		      1996
   Net Income                      	 $   (922,000)  		   $   436,000
 Adjustments to reconcile
 net income to net cash used
 in operating activities:
   Depreciation and Amortization           437,000   		      463,000
   (Increase)  Decrease in
   accounts receivable            	        244,000   		     (240,000)
   (Increase) Decrease in
   inventories                   	          20,000   	      (114,000)
   (Increase) Decrease in prepaid
   expenses and other             	         51,000            (8,000)
   (Decrease) Increase in
   accounts payable                	       253,000  		      (423,000)
   Increase (Decrease) in
   accrued expenses               	         57,000 		        683,000
   Increase (Decrease) in
   tax provision                            (4,000)           59,000
  (Increase) Decrease in
   other assets                   	         69,000   		     (243,000)
Net cash provided by
        operating activities       	       205,000     		    613,000

Cash flows from investing
activities:
   Purchase of property and
   equipment                      		      (273,000)   		   	   ---
   Sale of warrants   	   	                  ---               ---
Net cash used by
        investing activities       	      (273,000)            ---

Cash flows from financing
activities:
   Proceeds from negotiations                --- 	           100,000
   Proceeds from debt		                    175,000		           ---
   Principal payments on debt             (220,000)     		  (406,000)
Net cash used by
        financing activities         	     (45,000)         (306,000)
Net increase (decrease) in cash
and cash equivalents                	     (113,000)          307,000

Cash - beginning of period         	       195,000        		  98,000
Cash - end of period               	    $   82,000       $   405,000


                            See accompanying notes




                   ORIGINAL ITALIAN PASTA PROCUDTS CO. INC.
                        Notes to financial statements
                                  (Unaudited)

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

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Results from operations for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

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

NOTE 3:  INVENTORIES:

Inventories, stated at the lower of cost or market, on a first-in, first-out basis, are comprised of the following:


                             	March 31,        	June 30,
                            	   1997        	     1996

Raw Materials               	$   135,000    	$   184,000
Packaging Materials              241,000     	   304,000
Finished Goods                   350,000         257,000
                                 -------         -------
Total               	       	$   726,000     $   745,000


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS:  For the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996.

     Net sales for the quarter ended March 31, 1997 were $2,286,000 versus $4,210,000 for the same period last year. This decrease of 46% is mainly attributable to decreased sales to warehouse club customers.

     Gross profit for the quarter ended March 31, 1997 came in at 28% of net sales or $634,000. Last years gross profit was at 39% of net sales or $1,624,000. Gross profit is down as the result of lower sales volume.

     Selling, General and Administrative expenses decreased to $953,000 or 42% of net sales from $1,354,000 or 32% for the quarter ended March 31, 1996. This decrease is due to lower advertising and other marketing costs.

     Loss from operations for the quarter ended March 31, 1997 was $319,000 or 14% of net sales as compared to a gain from operations of $270,000 or 6% of net sales for the same quarter ended last year.

     Interest expense was $11,000 or 0% of net sales for the quarter ended March 31, 1997 versus $17,000 or 0% for the same period last year.

     Net loss per common share, primary was $0.17 for the three months ended March 31, 1997 compared to a net gain per common share of $0.10, primary for the same period last year.


RESULTS OF OPERATIONS:  For the nine months ended March 31, 1997 compared to the nine month period ended March 31, 1996.

     Net Sales for the nine months ended March 31, 1997 were $7,684,000 versus $12,180,000 for the same period last year. This decrease of 63% is primarily attributable to lower warehouse club sales.

     Gross profit for the nine months ended March 31, 1997 is 29% of net sales or $2,250,000. Last years gross profit was 37% of net sales or $4,586,000.

    Selling, General and Administrative expenses decreased to $3,159,000 or 41% of net sales from $3,968,000 or 33% for the period ended March 31, 1996. This decrease of $809,000 is mainly attributable to lower sales and marketing expenses.

     Loss from operations for the nine month period ended March 31, 1997 was $909,000 or 12% of net sales as compared to a gain from operations of $618,000 or 5% of net sales for the same period last year.

     Interest expense was $28,000 or 0% of net sales for the nine months ended March 31, 1997 versus $60,000 or 0% for the same period last year.

     Net loss per common share, primary was $0.49 for the nine months ended March 31, 1997 compared to a net gain per common share of $0.24 for the same period last year.

Liquidity and Capital Resources:
     Intense competition and the Company's attempt to expand its customer base has affected the Company's profit and loss as well as cash flow. The Company is finding it difficult to generate sufficient working capital to meet current demands.

     At March 31, 1997, the Company's current liabilities exceed current assets by $1,392,000.

     The Company has a line of credit available from its primary bank lenders (the "Bank"). As of March 31, 1997, the Company has drawn down the remaining $125,000 available at June 30, 1996. In addition, the Bank has agreed to loan the company an additional $75,000. Of this amount, the company has drawn down $25,000. This loan will be for a period of twenty four months with a monthly principal payment of $3,125. Payments commenced in February 1997. The Company must repay the $250,000 currently drawnon the line of credit by making principal payments of $7,083 per month with all such principal to be repaid on or before December of 1999.

     In July 1995, the Company engaged in discussions with Waterbury Holdings, Inc. concerning the acquisition of the Company. As a condition of negotiation, Waterbury Holdings, Inc. provided the Company with $100,000. This sum was to be recorded as debt if the negotiations continued. In the event Waterbury Holdings discontinued the negotiations, the amount ($100,000) was forfeited in August 1995 when Waterbury Holdings ,Inc. discontinued these negotiations.

     In December, 1993 the Company entered into an agreement with Economic Stabilization Trust, a Massachusetts public instrumentality, to borrow $150,000. This loan was used to finance equipment and is secured by the equipment purchased. This loan is payable in equal monthly installments of principal. Interest is payable at prime plus 1 3/4% adjusted quarterly. The Company is in technical default on this loan. As of March 31, 1997, there remains approximately $3,000 outstanding on this loan. A payment for the outstanding amount was made in May 1997.

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

     In December 1989, the Company entered into an agreement with Katy Industries to borrow $1,350,000. On October 15, 1991 accrued interest of $173,000 was added to the principal to be repaid. This debt bears interest at 9.75% with monthly principal payments of $18,750 commencing April 11, 1994 with a final payment of all unpaid principal and interest on June 11, 1996. On December 11, 1994 Katy Industries exercised warrant agreements for the purchase of 453,585 shares of the Company's common stock. The Company's debt to Katy was reduced by the purchase price or $793,774. Although this debt was scheduled to be paid off in December 1996, Katy Industries has been asked to delay principal payments until June 1997. Approximately $35,000 remains outstanding on this loan.

     In April 1997, the Company entered into an agreement with MBDC, a Massachusetts development agency, to provide up to $400,000 to the Company for the purchase of equipment and machinery, leasehold improvements, trade payables, and working capital. The Company has expended $254,625 as of May 14, 1997. This loan is payable in equal monthly installments of principal. Interest is payable at prime plus 2 3/4% adjusted monthly.

     The current operating plans indicate that the Company's losses will continue at a reduced rate. The sum of prior years' net losses are impairing the Company's ability to continue its operation because these losses were funded, in part, by debt which must be repaid out of current cash flows. In addition, the Company has undergone plant renovations which required increased funding. The Company will attempt to provide working capital through operations and (as necessary) through loans from financial institutions. The Company can provide no assurances that these efforts will be successful in raising the capital necessary to continus operations. The plant expansion was essentially completed in January 1997, at which time it became USDA certified.



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

    The Trio's complaint had alleged that the Company had committed multiple breaches of the License Agreement (the "Agreement") dated July 12, 1985, with Anthony and Genevieve Trio (the "Trio's"). The Agreement grants to the Company the fundamental right to use the Trio name in the advertising and sale of certain products of the Trios, derivative products or other products. For those rights, the Company pays to the Trios a royalty calculated on "Net Sales" by type of product category. The complaint had charged the Company with: (1)failure to protect against unauthorized sales of the Company's products within the Boston North End, an area designated as exclusive for the Trios under the Agreement, (2) sale of pasta products and sauces under private label which is allegedly forbidden by the Agreement, (3) failure to provide audited reports of royalties, (4) underpayment of royalties because of miscategorization of products and miscalculation of "Net Sales" and (5) failure to pay royalty amounts to a third-party pursuant to an assignment by the Trios and to the Internal Revenue Service pursuant to a tax levy. For all of these violations, the Trios sought damages, declaratory relief, and termination of the Agreement.

     In light of these claims, the Company filed counterclaims against the Trios. The Company prayed for a declaration of its rights and obligations under the Agreement with respect to the computation of "Net Sales", the proper categorization of both new and existing products, the offset of past overpayments of royalties, and the right to sell the Company's products under private label. In addition, the Company brought counterclaims for abusive process, interference with business relations, and unfair and deceptive business practices. The abusive process claim arose from the Trio's earlier 1989 lawsuit and from the Trio's institution of this new litigation only one month after trial of the 1989 lawsuit, which had resulted in judgment for the Company. The allegation in the abusive process claim has become the subject of a third lawsuit by the Trios and is described below. In addition, the Trios' daughter, Catherine Cremaldi, had published a cookbook with recipes which were, in part, attributed to her parents. The Company accordingly counterclaimed for the Trios' breach of the provisions in the Agreement which required the Trios to keep confidential their recipes. Finally, the Company sought a declaration that the Trio's remedies under the Agreement were limited to money damages, and that the Trios had no right to terminate the Agreement, which by its very language is irrevocable.

     In its judgment, the Court made detailed findings. On the Trios' claims for breach of contract, with two minor exceptions, the Court found for the Company. As it pertained to the Company's ability to continue its operations, to classify products, to compute new sales, and to sell at private label, the Court found for the Company. Specifically, the Court rejected the Trios' claim that they could terminate the Agreement, finding that the Trios were not entitled to terminate the Agreement or revoke the license solely on account of the Company's failure to pay all royalties owed. The Court found that the Company was entitled to deduct promotional expenses and freight before computing "Net Sales" for purposes of computing the royalty. Significantly, the Court agreed with the Company that the Company had the right to distribute at private label derivative products that were either flour based or sauces and other products that were not flour based and found that all products presently sold by the Company fell into one of the two categories.

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

     Both parties' appellate briefs were filed in April and August 1996, respectively. The Trios filed a reply Brief to the Company's cross appeal on August 5, 1996 and the Company has filed a Sur Reply. A decision by the Appeals Court is expected in the next three months.


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

     The contested language is taken directly from statements contained in the legal pleadings which the Company filed with the Court in the 1991 lawsuit. The Company's answer and counterclaim in the 1991 litigation refers to the Trios' 1989 lawsuit against the Company, contend that the suit lacked any basis in fact or in law, and aver that the Trios maintained the 1989 action for the "ulterior purpose [of enabling] the Trios to exert control of the manufacturing operations of the Company and [extracting] from the Company additional monies because of the Trio's dissatisfaction with the royalty payments they were receiving under the agreement" and that the Trio's complaint, "like the previous litigation, is without any basis in fact or in law. Like its predecessor, it is in furtherance of the Trios' malicious and ulterior purpose of exerting their influence and control over the operations of the company and extorting additional monies from the company to which the Trios' are not entitled."

     The Company filed its answer on December 23, 1994. In its answer, the Company asserts, among other defenses, that the statement at issue was one of opinion and not a statement that the Trios had committed a criminal act, was made in an official document issued in compliance with the law (the SEC requires the Company to report and describe the previous litigation in its Form 10-KSB) and was privileged because it related to and was contained within legal pleadings filed with the Court. The Trios seek an as yet unspecified amount of monetary damages, as well as interest, costs and reasonable attorneys fees, for slander, libel, injurious falsehood, malicious interference with a contractural right, and fraud.

   On June 17, 1996, the Company filed a motion for summary judgment seeking to dismiss all of the Trios' claims on the grounds that they were barred by the doctrine of res judicata, that they constitute absolutely privileged statements made in conjunction with the pending court proceeding, and that the Company's republication in its Forms 10-KSB of allegations made in legal pleadings is non-actionable hyperbole, privileged opinion protected by the First Amendments. The Trios filed an Opposition to the Company's Motion for Summary Judgment. The Court heard oral argument on the Company's summary judgment motion, dismissing all counts of the Trios' complaint. The Trios have filed an appeal.

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

ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
Registrant



MAY 14, 1997              /s/Paul K. Stevens
Date                    		Paul K. Stevens
                       			President
                         	Chief Executive Officer



EXHIBIT 11
                   ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                      Calculation of earnings per share
                      Nine months ended March 31, 1997

                                		PRIMARY        FULLY DILUTED

Net Income                    	$   (921,000)   	$   (921,000)

Interest reduction (assumed)          ---              ---

Adjusted net income           	    (921,000)    	   (921,000)

Common shares outstanding         1,900,000        1,900,000

Earnings per share                  $ (0.48)         $ (0.48)