Form 10KSB
period 1997-06-30
ORIGINAL ITALIAN PASTA PRODUCTS CO INC
filed 1997-11-14
CIK 802686

Total number of pages: 35
Exhibit Index Page: 12

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB
(Mark One)

--X--     Annual Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934 (Fee Required)

-----      For the fiscal year ended June 30, 1997 or

Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. (No fee required)

For the transition period ------- to -------

Commission file number 0-16161

ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
(Name of small business issuer in its charter)
MASSACHUSETTS                     04-2877789
(State or other jurisdiction            (IRS Employer
of incorporation or organization)   identification number)

32 AUBURN STREET, CHELSEA, MA.  02150
(Address of principal  Executive Offices) (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $9,889,000 for the fiscal year ended June 30, 1997.

Aggregate market value of the registrant's voting stock held by non-affiliates as of September 12, 1997: Common Stock, $.02 par value:
$831,200.

Number of shares outstanding of each of the registrant's classes of common stock, as of September 12, 1997: Common Stock, $.02 par value: 1,899,885 shares.

          DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the Company's Form S-18 Registration Statement (File no. 0-16161) and Amendment Number 1 and 3 thereto, as well as portions of the Company's FORM 10-KSB filed on October 1, 1996 for the Company's fiscal year ended June 30, 1996, are incorporated by reference in response to Part IV, Item 14 (a) (3).

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
----------------------------------------------------
CURRENT DEVELOPMENTS.  Original Italian Pasta Products Co.,
Inc. was incorporated and has been selling fresh pasta and sauce products since 1985. During fiscal 1997, the Company experienced a decrease in sales due to the loss of sales to Warehouse Club customers. The Company experienced a net loss during fiscal 1997 and fiscal 1995, although it was profitable in fiscal 1996. The financial statements included in the reports provide information regarding the performance of the Company. (See Part III, Item .)

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

The Company leases a 46,478 square foot manufacturing, distribution and administrative facility in Chelsea, Massachusetts. (SEE PART I, ITEM 2-DESCRIPTION OF PROPERTY.)

LICENSE AGREEMENT. In July 1985, the Company entered into an agreement with Anthony and Genevieve Trio (the "TRIO'S") which, as amended, gives the Company the exclusive, perpetual and irrevocable right and license to use at wholesale the recipes, trade secrets, information, processes and methods (the "RECIPES") used in producing a variety of pastas and sauces and prepared pasta entrees.

In addition, the Company received the exclusive right and license to market and sell products which are based on the Recipes at wholesale and to use the name "TRIO'S" in connection with the promotion, advertising and sale of products at wholesale. In exchange for the licenses and rights, the Trios receive royalties equal to a percentage of the net sales of the products by the Company. The royalty rate, originally 5% in the first year of the agreement, is 2% through the year 2005. A reduced royalty rate (1% in fiscal year 1997) applies to products sold under the "TRIO'S" name, but made with recipes not provided by the Trios. The Trios are subject to a non-competition provision except with respect to the operation of retail stores, which the Trios may expand, license or franchise. The Company is not aware of any such licensed or franchised stores. The Company and the Company's
President are subject to a non-competition provision which limits the Company's right to sell products at retail except through a factory retail outlet at the Company's facility in Chelsea, Massachusetts, and which restricts their ability to sell the products on a wholesale basis in the area surrounding the Trio's original retail store in Boston, Massachusetts.

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

PRODUCTS AND PRODUCT DEVELOPMENT. The Company currently manufacturers thirty-nine pastas and pasta sauces at its Chelsea, Massachusetts facility. The pasta products that the Company currently produces include various flavors of cappellini (angel's hair), linguine, fettuccine, tortellini, tortelloni and ravioli. The Company continues to evaluate the feasibility of manufacturing, marketing and distributing other sauces, entrees and side dishes.

All of the Company's products require refrigeration and, therefore, are transported in refrigerated containers. In addition, all products are displayed for the consumer in refrigerated cases.

DISTRIBUTION OPERATIONS. The Company has retained 12 food brokers, who specialize in presenting the products for retail supermarket distribution along the east and west coasts and in the north central, southeast and southwestern states. The Company also distributes its products through non-exclusive distribution arrangements with 15 distributors who provide warehousing and delivery to its customers. The Company also sells its products on a direct basis to certain supermarket customers and to wholesale clubs.

MARKETING. The Company's products are sold principally through brokers and distributors to supermarket chains, and to independent supermarkets, delicatessens and clubs located along the east and west coasts and in the north central, midwestern, southeastern and southwestern states. The Company seeks to increase the distribution of existing and newly introduced products in current markets as well as to expand distribution into new geographic areas.

MANUFACTURING PROCESS. The Company's manufacturing facility is comprised of leased space in Chelsea, Massachusetts. (SEE PART I, ITEM 2 - DESCRIPTION OF PROPERTY.)

RAW MATERIALS AND SUPPLIES. The Company uses high quality flour, eggs, tomatoes, garlic, cheeses and a blend of soybean and imported olive oils and various spices in the manufacture of its products.

There are ample supplies of all critical raw materials, and the Company expects no raw material shortages in the foreseeable future. Seasonal factors do not affect the availability of raw materials, but have periodically resulted in some price increases, which have not had a material adverse impact on the Company's gross margins. Should increases become substantial, the Company would consider increasing its prices to its wholesale customers.

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

WORKING CAPITAL.  The Company's inventory turnover is rapid.  The
Company rarely offers extended payment terms to customers. Extended payment terms are not typical in the industry. Current year net losses as well as those incurred in previous years are impairing the Company's ability to continue its operation because those losses have been funded, in part, by debt, which must be repaid out of current cash flows.

DEPENDENCE ON A SINGLE OR FEW CUSTOMERS. The Company sells its products through distributors and food brokers and direct to customers. (SEE PART 1, ITEM 1 - DESCRIPTION OF BUSINESS-
DISTRIBUTION OPERATIONS AND MARKETING.)

The Company's customer base includes supermarket chains, independent supermarkets and wholesale clubs in the United States. For the year ended June 30, 1997, two customers represented 51% of net sales. For the year ended June 30, 1996, two customers represented 61% of net sales. For the year ended June 30, 1995, one customer represented 45% of net sales.

The Company does not have written contracts with its distributors, and such contracts customarily are not obtained in the trade. The Company does have written agreements with its food brokers which specify, among other things, the rate of commission, the territory covered and the term of the agreement.

BACKLOG. The Company ships all of its orders within five working days of receipt. The perishable food industry does not operate off a back load system. No backlog exists for orders placed on or prior to June 30, 1997.

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

In the fresh pasta products category, the Company competes with Contadina's Pasta & Cheese (Long Island City, New York), from Nestle, as well as DiGiorno (TM) from Kraft Corporation. The fresh and dried pasta companies which are competitors also have their own lines of pastas sauces which compete with the Company's sauces. The Company believes that the high quality of its products and their attractive packaging allow the Company to remain competitive.

EMPLOYEES. As of September 18, 1997 the Company employed 71 full-time employees including four in sales, two in administration, three in distribution and sixty-two in manufacturing.

ENVIRONMENTAL AFFAIRS. Compliance with Federal, State and local provisions regulating the discharge of materials into the environment have no material effect on capital expenditures or the operations of the Company.

FOREIGN OPERATIONS.  The Company has no foreign operations.

ITEM 2.  DESCRIPTION OF PROPERTY
-------------------------------------------------------
The Company's manufacturing, distribution and administrative facility consists of 46,478 square feet of leased space in Chelsea, Massachusetts with approximately 11,870 square feet devoted to manufacturing, 6,059 square feet to warehousing, 1,990 square feet to offices and 4,600 square feet to cold storage and distribution. These facilities are occupied under a ten- year lease which expired in March 1996. This lease has been extended for ten years. The current annual rent under the lease is
 $178,000.

The lease also provides that the Company must pay a pro-rata share of the insurance, property taxes and other operating costs of the premises in which the Company's facilities are located; the Company's share of these costs is approximately $ 66,000 per year for the year ended June 30, 1997.

The Company believes its premises are adequate for its current needs.

The Company owns substantially all of the equipment at its manufacturing facility. Substantially, all of the Company's equipment serves as part of the collateral for the Company's financing agreements.

ITEM 3.  LEGAL PROCEEDINGS
---------------------------------------------
The Company publishes this Section for the purpose of fulfilling its legal duty to notify Shareholders and the Securities and Exchange Commission ("SEC") of legal proceedings in which it currently is involved.

I.  The Trio's 1991 lawsuit Against the Company
-----------------------------------------------------------
    Anthony Trio and Genevieve Trio, d/b/a Trio's v. Original Italian Pasta Products Co., Inc. and Paul K. Stevens. Suffolk Superior Court (Boston, Massachusetts), C.A. No. 91-2680A.

 	On June 6, 1997, the Massachusetts Appeals Court issued a decision affirming the trial court's judgment rejecting the Trios' claim that they could terminate the License Agreement dated July 12, 1985, finding that the Trios were not entitled to terminate the Agreement or revoke the licenses solely on account of the Company's failure to pay all royalties owed that the Company was entitled to deduct promotional expenses and freight before computing "Net Sales" for purposes of computing the royalty, and that the Company had the right to distribute at private label derivative products that were either flour-based or sauces and other products that were not flour-based and found that all products presently sold by the Company fell into one of the two categories. The Trios petitioned the Supreme Judicial Court for further appellate review of only that part of the Appeals Court's decision that held that the Trios could not terminate the License Agreement and revoke the licenses. The Trios' petition was denied on July 31, 1997, formally ending the case.

II.  Trios File Libel Lawsuit Against the Company in 1994
------------------------------------------------------------------------
Genevieve Trio and Anthony Trio v. Original Italian Pasta Products Co., Inc. and Paul K. Stevens. Middlesex Superior Court (Cambridge,
Massachusetts), C.A. No. 94-6910.

     On December 5, 1994 the Trios filed their third lawsuit against the Company and Paul K. Stevens. The complaint alleges that the Company and Mr. Stevens libeled the Trios by sending shareholders a document, typed on official stationary, which states that the Trios sought to extort money from the Company. The Trios claim that the documents accuse them of having committed a crime and constitute libel per se. The Trios seek an as yet unspecified amount of monetary damages, as well as interest, costs and reasonable attorneys fees for slander, libel, injurious falsehoods, malicious interference with a contractual right and fraud.

     The primary allegation is the language which appears in the "Legal Proceedings" section of the Forms 10-KSB attached to the Company's 1992 and 1994 Annual Reports constitutes libel. Each of those Forms describes the allegations in, and the status at year's end of, the Trios' 1991 lawsuit against the Company. The Form 10-KSB language, which the Trios allege is defamatory, is found in a paragraph describing the Company's counter-claims in the 1991 lawsuit. The contested language is taken directly from statements contained in the legal pleadings which the Company filed with the Court in the 1991 lawsuit. The Company has asserted, among other defenses, that the statement at issue was one of opinion and not a statement that the Trios had committed a criminal act, was made in an official document issued in compliance with the law (the SEC requires the Company to report and describe the previous litigation in its Form 10-KSB) and was privileged because it related to and was contained within legal pleadings filed with the Court.

	On September 27, 1996, after the Company moved for summary judgment, the Court entered judgment in the Company's favor, dismissing all counts of the Trios' complaint. That ruling is presently on appeal by the Trios.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
	HOLDERS
---------------------------------------------------------------------------
Not Applicable.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS
---------------------------------------------------------------------------
1. MARKET INFORMATION. The Company's Common Stock is traded in the over-the-counter market and is quoted on the OTC bulletin board of the National Association of Securities Dealers, Inc., under the symbol ORIG.

The following table reflects the high and low bid and ask quotations for the periods indicated.

Quarter                  Bid                Ask
Ended             High    Low    High   Low
----------        -------    ------   ----------------
09/30/95       1 1/2    1/4         3           3/4
12/31/95       7/16     1/8         1 1/8    1/4
03/31/96       1 1/8    1/4         1 1/2    3/8
06/30/96       1 1/2    11/16     1 3/4    1
09/30/96       1 3/8    1 1/16    1 3/8    1
12/31/96       1 1/4    3/8         1 5/8    3/4
03/31/97       1/2       1/4         11/16   7/16
06/30/97       3/8       1/4         5/8       10/16

2. HOLDERS OF COMMON STOCK. As of September 24, 1997 there were 86 holders of record of the Company's Common Stock. The
Company believes that there are approximately 800 beneficial owners of its common stock who hold their shares in street or nominee names.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------
Selected Financial Data

	            (In thousands, except share and per share amounts)
		                Fiscal Year Ending June 30

                    1997       1996       199	     1994
                   -------    ------     ------   --------
Net Sales          	$9,889	  $15,306     $13,988   $16,436

Net Income
 or (Loss)	          (897)       555       (798)      919

Net Income
(Loss) Per
Share -            	 (0.47)     0.28       (0.42)       0.46

Weighted Average
Shares
Outstanding         1,889,000   2,137,000  1,899,000  	2,159,000

Working Capital
Deficiency      	    (1,577)     (745)       (1,196)       (65)

Total Assets	         2,490      3,180        3,020       4,057

Long Term
Obligations
Net of Current
Portion		                36        183         117	       1,675

Shareholders'
Equity (Deficit)	       (312)      585          30	         35

Book Value
Per Weighted
Average Shares
Outstanding             (0.16)     0.27        0.02        0.02

                Fiscal Year Ending June 30

               1997    	1996   	1995    	1994
   		         -------  ------- -------  -------
(Decrease)
Increase
in Net
Sales          (35%)     	9%   	(15%)     	42%

Gross
Profit
as a
Percentage
of Net
Sales          	30%      	37%    	35%      	39%

Selling,
General &
Administrative
Expense as a
Percentage
of Net Sales  	 39%      	33%     40%       	32%

Income (Loss)
from Operations
as a Percentage
of Net Sales   (10%)     	 4%     	(5%)     	 7%

Interest
Expense as a
Percentage of
Net Sales   	    1%      	  0%       1%    	  1%


RESULTS OF OPERATIONS:

Year ended June 30, 1997 as compared to the Year ended June 30, 1996
--------------------------------------------------------------------------
Net Sales for the year ended June 30, 1996 were $9,889,000 versus $15,306,000 for the same period last year. Management believes that this decrease of 35% is attributable to lower sales to Warehouse Club stores due to the loss of a significant warehouse club customer.

Gross margin for the year ended June 30, 1997 was 30% of net sales as compared to 37% for the year ended June 30, 1996. The Company attributes this decrease in gross profit margin to its decreased sales volume thus it is utilizing its production facilities less efficiently.

Selling, general and administrative expenses decreased to $3,906,000 from $5,033,000 for the year ended June 30, 1996, and increased as a percentage of net sales to 39% from 33% in fiscal year 1996. The percentage increased due to lower revenues even though the actual dollar amount decreased mainly due to decreased promotional, advertising and other discretionary costs.

Loss from operations for the year ended June 30, 1997 was $948,000 or 10% of net sales compared to income from operations of $681,000 or 4%, for the year ended June 30, 1996.

Interest expense was $58,000 or 1% of net sales, for the year ended June 30, 1997 versus $72,000 or 0% for the same period last year. This dollar decrease resulted from repayment of part of the Company's debt.

Net loss per common share was at $0.47 for the year ended June 30, 1997 versus net income of $0.28 per common share for the year ended June 30, 1996.

Year ended June 30, 1995 as compared to the year ended June 30, 1994
----------------------------------------------------------------------------
Net Sales for the year ended June 30, 1996 were $15,306,000 versus $13,988,000 for the same period last year. Management believes that this increase of 9% is attributable to greater sales in the Company's products to a new customer, Sam's Club (A Warehouse Club Retailer) and partially offset by the loss of certain Price Costco stores.

Gross profit for the year ended June 30, 1996 was 37% of net sales as compared to 35% for the year ended June 30, 1995. The Company attributes this increase in gross profit margin to its increased sales volume thus utilizing its production facilities more efficiently.

Selling, general and administrative expenses decreased to $5,033,000 from $5,589,000 for the year ended June 30, 1995, and declined as a percentage of net sales to 33% from 40% in fiscal year 1995. This decrease was mainly due to the absence of legal costs relating to the Trios' lawsuit, as well as decreased promotional, advertising and other discretionary costs.

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

Net income per common share was at $0.27 for the year ended June 30, 996 versus ($0.42) per common share for the year ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES:

Intense competition and the resulting loss of certain customers have affected the Company's profit and loss as well as cash flow. The Company is finding it difficult to generate sufficient working capital to meet current demands.

At June 30,1997, the Company's current liabilities exceed current assets by $1,577,000.

The Company has a line of credit available from its primary bank lenders (the "Bank"). As of March 31, 1997, the Company had drawn down the remaining $125,000 available at June 30, 1996. In addition, the Bank has agreed to loan the Company an additional $75,000. Of this amount, the company has drawn down $50,000 in the current year. This loan will be for a period of twenty four months with a monthly principal payment of $3,125. Payments commenced in February 1997. The Company must repay the $250,000 currently drawn on the line of credit by making principal payments of $7,083 per month with all such principal to be repaid on or before December of 1999. The Company is in technical default on this loan.

In July 1995, the Company engaged in discussions with Waterbury
Holdings, Inc. concerning the acquisition of the Company. As a condition of negotiation, Waterbury Holdings, Inc. provided the Company with $100,000. This sum was to be recorded as debt if the negotiations continued. The entire amount was forfeited to the Company in August
1995 when Waterbury Holdings, Inc. discontinued these negotiations and has been recorded as income in the current year.

In April 1997, the Company entered into an agreement with MBDC, a Massachusetts development agency, to provide up to $400,000 to the Company for the purchase of equipment and machinery, leasehold improvements, trade payables, and working capital. The Company has expended $327,070 as of September 3, 1997. This loan is payable in equal monthly installments of principal. Interest is payable at prime plus 2 3/4% adjusted monthly. Due to cross-default provisions in the loan agreement, the Company is in technical default on this loan.

As described above, although the Company has violated certain requirements of its debt agreements primarily due to not making timely payments. Its lenders have not declared the Company in default and have allowed the Company to remain in violation of these agreements. The Company has engaged an investment banker and is considering various alternatives, including the sale of certain assets or the sale of common shares to raise funds for debt repayments.

The Company continues to work toward reducing discretionary operating expenses, such as expenses relating to advertising, product demonstrations, and promotions. The current operating plans indicate that the Company will experience initial losses before improvement. The sum of cumulative net losses are impairing the Company's ability to continue its operation because those losses were funded, in part, by debt which must be repaid out of current cash flows. The Company will attempt to provide working capital through operations and (as necessary) additional debt financing. The Company can provide no assurances that these efforts will be successful in raising the capital necessary to continue to meet its working capital requirements.


ITEM 7.  FINANCIAL STATEMENTS
-------------------------------------------------
                   Index to Financial Statements

Report of Independent Accountants                                	18

Balance Sheet as of June 30, 1997 and 1996                	19

Statement of Operations - Years ended June 30, 1997,         	20
1996 and 1995

Statement of Shareholders' Equity - Years ended              	21
June 30, 1997, 1996 and 1995

Statement of Cash Flows - Years ended                        	22
June 30, 1997, 1996 and 1995

Notes to Financial Statements                                		23-35

(a)  1.  Financial Statements:

     The following documents are filed as part of this report:

     Report of Independent Accountants.

     Balance Sheet - As of June 30, 1997 and 1996.

     Statement of Operations - Years ended June 30, 1997, 1996 and 1995.

     Statement of Shareholder's Equity - Years ended June 30, 1997, 1996 and 1995.

     Statement of Cash Flows - Years ended June 30, 1997, 1996 and 1995.

     All financial statement schedules are omitted because they are not applicable or are not required, or because the required information is included in the financial statements or the notes thereto.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
	 ACCOUNTANTS ON ACCOUNTING AND
	 FINANCIAL DISCLOSURE
-------------------------------------------------------------------------
         Not Applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
	AND CONTROL PERSONS; COMPLIANCE WITH SECTION
	16(A) OF THE EXCHANGE ACT.
---------------------------------------------------------------------------
   1. The Executive Officers and Directors of the Company are as follows:

   Name                	Age         Position         	Since
---------------        ------       --------------   -------
Paul K. Stevens         	50          Chairman        	1985
                                    	of the Board,
                                    	CEO, President

Steven S. Zenlea        	40         	Director        	1994

Paul K. Stevens founded the Company in June 1985. From 1978 to 1985, Mr. Stevens was a partner in the management consulting firm of Stevens, Brown & Company of Newburyport, Massachusetts, which engaged in management consulting to high growth, privately held small businesses on a contract basis.

Steven S. Zenlea was President of Original Italian Pasta Products Co. Inc.
 He rejoined the Company as the Vice President of Manufacturing in June, 1992. From June 1991 through May 1992. Mr. Zenlea was an Account Representative for Herbert V. Shuster, Inc., a Quincy, MA foods research facility. Mr. Zenlea had previously been employed by the Company from February 1988 through May 1991. Mr. Zenlea tendered his resignation effective October 11,1995.

Walter Wekstein resigned as a Director of the Company effective
January 1, 1997.

Peter Stevens resigned as the Treasurer and Chief Financial Officer of the Company effective May 9, 1997. He remains an employee of the Company.

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

2.  OTHER SIGNIFICANT EMPLOYEES:
None

3.  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

applicable.


ITEM 10.  EXECUTIVE COMPENSATION
----------------------------------------------------------
The following table sets forth certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other highly compensated executive officers of the Company (determined as of June 30, 1997) (hereafter referred to as the "named executive officers") for the fiscal year ended June 30, 1997. Only officers earning annual cash compensation, including salary and bonus, in excess of $100,000 are listed.

              Summary Compensation Table     	   	Long Term
                                                 	Compensation
Name and          	    Annual Compensation       	Awards Securities
Principal                                       		Underlying
Position     	Year  	Salary ($)    Bonus ($)     	Options/SARs (#)
------------ ------ ------------  ------------   ----------------------
Paul K.     	1997   	119,000            0      	                0
Stevens,
Chairman    	1996   	124,000       10,000                 100,000
of the 	    	1995   	103,533       25,000     	                 0
Board, CEO
President

The following table sets forth certain information concerning the unexercised options held as of June 30, 1997 by the named executive officers; no options/SARs were exercised by name executive officers during the fiscal year ended June 30, 1997:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES

                   Number of
                   securities               		Value of
                   underlying               		unexercised In-
                   unexercised              		the-Money
                   Options/SARs             	     	Options/SARs
                   at fiscal                	     	at Fiscal
                   year end (#)             	     	Year end ($)
Name         Exercisable     Unexercisable     Exercisable   Unexercisable
--------    --------------  ----------------- ------------   -------------
Paul K.
Stevens   170,000          100,000          $ (29,550)        $ 112,500

COMPENSATION OF DIRECTORS. No director receives any compensation for his services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT
-------------------------------------------------------------------------
Set forth below is information concerning ownership of the Company's Common Stock by all persons who directly or beneficially own more than 5% of the Company's Common Stock, and by each Director and by all Officers and Directors as a group, as of September 24,1997. All ownership is direct unless otherwise noted.

Name and Address of           	Amount and Nature of           Percent
Beneficial Owners             	Beneficial Ownership	          Owned (1)
---------------------------- -----------------------         -------------
Katy Industries, Inc.
6300 So. Syracuse Way,
Suite 300
Englewood, CO  80111   	            453,585                    		19%

Paul K. Stevens,
Chairman of the Board,   	          445,700 (2) 	               	19%
CEO, President
1088 Main Street
Hingham, MA  02043

Steven S. Zenlea,             	      60,000 (3)               	  3%
Director
3 Sawmill Pond Road
Sharon, MA  02067

All Officers and Directors          561,267 (2,3,4,5) (6)      	24%
as a group (  persons)

*  Less than one percent.

(1) Includes 1,899,885 shares issued and outstanding plus shares subject to currently exercisable options and or warrants held by the person or group.

(2) Includes 170,000 shares subject to currently exercisable options.

(3) Includes 20,000 shares granted in fiscal year 1995 to replace expired options. Includes buyback of the 10,000 shares by Company in August, 1995. All shares are subject to currently exercisable options.

(4) Includes 36,567 shares subject to currently exercisable options, when used.

(5) Represents shares subject to currently exercisable options.

(6) Includes 282,567 shares subject to currently exercisable options and warrants.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
	 TRANSACTIONS
-------------------------------------------------------------------------
          Not Applicable

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------
(a)  Exhibits:

NO.     DESCRIPTION
3.1     Articles of Organization of Registrant, as amended. (2)

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

4.12    Promissory Note dated August 11, 1989 from Danvers Savings
	 Bank. (5)

4.13    Warrant Agreement dated August 11, 1989 with Danvers
	 Savings Bank.  (5)

4.14    Warrant Agreement dated August 11, 1989 with the Thrift
	Institutions Fund for Economic Development. (5)

10.1    Agreement dated July 21, 1985, as amended, between the
	Registrant and Tony and Genevieve Trio.   (1)(2)

10.2 Lease dated March 25, 1986 between the Registrant and Admiral Hill Associates Limited Partnership, covering the leased remises at 36 Auburn Street, Chelsea, MA 02150. (1)

10.5 Assignment Agreement dated May 19, 1987, assigning to Gro-Vest, Inc. the rights of Registrant and Paul K. Stevens, respectively, under the Call Agreement to redeem and to purchase a certain percentage of Registrant's issued and outstanding Common Stock. (2)

10.6    Agreement dated May 16, 1986 between the Registrant and
	Gro-Vest, Inc. (1)

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

10.20   Agreement between Massachusetts Product Development
	Corporation and the Company executed  in August, 1991. (8)

10.21 Amendment to Massachusetts Product Development Corporation and the Company executed August, 1992. (8)

10.22   Agreement between Registrar and Transfer Company and the
	Company executed January, 1992.(8)

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

(4) Incorporated by reference to Form 10-KSB filed with the Commission on September 27, 1988.

(5) Incorporated by reference to Form 10-KSB filed with the Commission on October 12, 1989.

(6) Incorporated by reference to Form 10-KSB filed with the Commission on October 26, 1990.

(7) Incorporated by reference to Form 10-KSB filed with the Commission on October 30, 1991.

(8) Incorporated by reference to Form 10-KSB filed with the Commission on September 28, 1992.

(9) Incorporated by reference to Form 10-KSB filed with the Commission on October 22, 1993 and Form 10-K/A filed on March 7, 1994.

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

Date:  October 9, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                  	Title                    	Date

By: /s/Paul K. Stevens	Chairman of the
Paul K. Stevens      	Board, CEO,
                              	 President                	October 9,1997

By:/s/Steven S. Zenlea 	Director
Steven S. Zenlea                                  		October 9,1997


EXHIBIT INDEX
-----------------------
No.          Description                      Page No.




Report of Independent Accountants

September 4, 1997
To the Board of Directors and Shareholders of Original Italian Pasta Products Co., Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Original Italian Pasta Products Co., Inc. at June 30, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred cumulative losses and as a result has a shareholders' deficit and a working capital deficiency as of June 30, 1997, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BALANCE SHEET

						                                     June 30,
                                           1997       	     1996
					                                     -------           -------
Assets
Current assets
 Cash and cash equivalents              $  70,000	      $   195,000
 Accounts receivable, net of
 allowance for doubtful accounts
 and returns of $144,000 and
 $167,000 at June 30, 1997
 and 1996, respectively                    483,000    	     665,000
 Inventories                               603,000    	     745,000
 Prepaid expenses and other current assets  33,000   	       62,000
                                   					------------ 	  ------------
  Total current assets                   1,189,000     	  1,667,000

Property and equipment, net              1,254,000     	  1,382,000
Deposits                                    47,000    	     131,000
				                                    ------------   -------------
  Total assets                          $2,490,000      	$3,180,000
                        				            ==========       ==========

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
 Current portion of long-term debt     $   570,000      	$   238,000
 Current portion of capital leaseobligations29,000            46,000
 Accounts payable                      	 1,296,000      	  1,056,000
 Accrued expenses                          871,000      	  1,072,000
                                 					-------------   	 -------------
  Total current liabilities              2,766,000      	  2,412,000

Long-term debt                               -         	     112,000
Capital lease obligations                   36,000    	       71,000
                                  					------------  	 -------------
  Total liabilities                     	2,802,000      	  2,595,000

Commitments and contingent liability (Notes 8 and 9)

Shareholders' equity (deficit)
 Preferred stock $.01 par value,
 authorized - 1,000,000 shares, issued and
 outstanding - none  			      -          	          -
 Common stock $.02 par value,
  authorized - 6,000,000 shares, issued and
    outstanding - 1,899,000  shares at June
    30, 1997 and 1996                 	    38,000     	       38,000
 Additional paid-in capital             3,912,000       	  3,912,000
 Accumulated deficit                   (4,262,000)       	(3,365,000)
                      				            --------------    	--------------
  Total shareholders' equity (deficit)   (312,000)     	     585,000

  Total liabilities and shareholders'
	 equity (deficit)		                   $2,490,000         	$3,180,000
                       				            ==========          ==========

STATEMENT OF OPERATIONS

                          					      Year ended June 30,
                             1997            1996               1995
				                       ---------        ---------          ----------
Net sales               	$  9,889,000     $ 15,306,000        $ 13,988,000
Cost of goods sold          6,931,000        9,592,000           9,038,000
                 				     -----------      -----------        ------------
                            2,958,000        5,714,000           4,950,000

Selling, general, and administrative
                              906,000        5,033,000           5,589,000
	               			       -----------      -----------        ------------
Income (loss) from operations(948,000)         681,000            (639,000)

Other income (expense):
 Interest income   	           2,000             2,000              1,000
 Interest expense   	        (58,000)          (72,000)          (148,000)
 Other income                112,000             1,000
				                      -----------         ----------       ------------
  Income (loss) before income taxes
                            (892,000)           612,000          (786,000)

Provision for income taxes     5,000             57,000            12,000
                            ---------          --------          ---------
  Net income (loss)   	$    (897,000)       $   555,000      $   (798,000)
                        				=========          ========           ========

Income (loss) per common share $(.47)           $ .28             $ (.42)
                        				=========         	========           ========

Weighted average common shares
  and equivalents outstanding1,899,000         2,137,000          1,899,000
                      				  =========         	========            ========


STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                  					     Additional
                       		Common    Common   paid-in    Accumulated
                     		   shares   stock    capital    deficit      Total
			-------------------------------------------------------------------------
Balance, June 30, 1994	1,446,000  $29,000  $3,128,000  $(3,122,000)  $35,000

Exercise of warrants     453,000    9,000     784,000                793,000

Net loss                                       			        (798,000) (798,000)
                    			---------  --------  ----------  ----------- -----------
Balance, June 30, 1995 1,899,000    38,000  3,912,000   (3,920,000)   30,000

Net income                                     			         555,000   555,000
                  			   --------  --------  ----------  ----------- ---------
Balance, June 30, 1996 1,899,000    38,000   3,912,000 	(3,365,000)  585,000

Net loss                                             			  (897,000) (897,000)
	                    		---------  -------- ------------ ----------- ---------
Balance, June 30, 1997 1,899,000  $ 38,000  $ 3,912,000 (4,262,000) $(312,000)
         		            =========  ========    =========  =========  ==========


STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                    					Year ended June 30,
                                         1997           1996        1995
				                                    -------        -------     -------
Cash flows from operating activities:
 Net (loss) income                   $ (897,000)     $  555,000  $ (798,000)
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
 Depreciation and amortization          438,000         422,000     645,000
 Decrease in accounts receivable        182,000          89,000     348,000
 Decrease in inventories                142,000          73,000      41,000
 Decrease (increase) in prepaid expenses and
  other current assets                   29,000         (55,000)     19,000
 Decrease (increase) in other assets     84,000         (78,000)        -
 Increase (decrease) in accounts payable240,000        (394,000)    208,000
 (Decrease)increase in accrued expenses(201,000)        407,000     (40,000)
                      				            -----------      ---------    --------
  Net cash provided by operating activities
                                         17,000       1,019,000     423,000

Cash flows from investing activities:
 Cash received on sale of equipment      28,000
 Purchase of property and equipment    (336,000)       (514,000)    (194,000)
                        				          -----------     -----------  ----------
Net cash used by investing activities  (308,000)       (514,000)    (194,000)

Cash flows from financing activities:
 Borrowings                             438,000            -             -
 Principal repayments on capital lease
   obligations			                       (52,000)         (48,000)    (70,000)
 Principal repayments on long-term debt(220,000)        (360,000)   (356,000)

  Net cash provided by (used for)       --------        ---------   ---------
   financing activities		               166,000         (408,000)   (426,000)
				                                    --------        ---------   ---------
Net (decrease)increase in cash and cash(125,000)          97,000    (197,000)

Cash and cash equivalents at beginning
  of period			                          195,000           98,000     295,000

Cash and cash equivalents at end of
  period				                        $    70,000       $  195,000  $   98,000
				                                   ========         ========     =======
Supplemental disclosures of cash flow information:
 Cash paid during the year for interest    $  58,000    $   69,000   $ 150,000
 Cash paid during the year for income taxes$   4,000    $   65,000   $  48,000


1.	The Company and Significant Accounting Policies
--------------------------------------------------------------------------
	Original Italian Pasta Products Co., Inc. (the "Company") manufactures, markets, and distributes a variety of premium pasta and pasta related products in the United States.

	The accompanying financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced cumulative losses and, as a result, has an accumulated deficit and working capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. The future viability of the Company is dependent upon its ability to continue to obtain necessary external financing and generate sufficient cash from operations.
Management intends to seek additional financing and to improve profitability.

	A summary of significant accounting policies used by the Company in the preparation of these financial statements is as follows:

	Cash and Cash Equivalents
	---------------------------------
	For the purpose of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

	Inventories
	--------------
	Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

	Property and Equipment
	------------------------------
	Property and equipment are carried at cost. Depreciation is computed using the straight-line method. The cost of leasehold improvements is amortized over the term of the lease. Equipment held under capital leases is stated at the lesser of the fair market value of the equipment or the present value of the minimum lease payments at the inception of the lease. The cost recorded for such equipment is amortized on a straight-line basis over the asset's estimated useful life or the term of the lease, whichever is shorter. Maintenance and repairs are charged to expense as incurred; improvements and renewals are capitalized.

	Earnings (Loss) Per Share
	------------------------------
	Per share amounts are computed by dividing (i) net income increased, when applicable, by pro-forma reductions in interest expense (net of tax effects) resulting from the assumed exercise of stock options and warrants and the resulting assumed reduction of outstanding indebtedness, by (ii) the weighted average number of common and common stock equivalents outstanding during the period. The Company's outstanding options and warrants are excluded from the fiscal 1995 and 1997 computations due to their antidilutive effect during these periods. Primary and fully diluted earnings (loss) per share are the same for all periods reported.

	In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings per Share. FAS 128, which is effective for both interim and annual periods ending after December 15, 1997, requires the disclosure of basic and diluted earnings per share as well as certain other disclosures. Basic and diluted earnings per share, as computed under the new standard, are not materially different from the Company's current presentation of earnings per share and, accordingly, pro forma disclosure is not presented herein.

	Advertising Expense
	-------------------------
	The Company expenses the cost of advertising as incurred. For the years ended June 30, 1997, 1996, and 1995, total advertising expense was $0, $81,000, and $188,000, respectively.

	Use of Estimates
	--------------------
	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


2.	Inventories
----------------------------
	Inventories consist of the following:
					June 30,
                                  1997       	 1996
                             				------    		-------
   Raw materials              $  101,000   $  184,000
   Packaging                     218,000      304,000
   Finished goods                284,000      257,000
			                            ---------   ----------
                              $  603,000   $  745,000
			          ========      =========

3.	Property and Equipment
------------------------------------------
	Property and equipment are summarized as follows:

			                              Estimated         	      June 30,
                                 useful lives    	     1997         1996
			                              ------------       	--------     ---------
   Machinery and equipment         3-10 years     $  3,122,000  $  3,064,000
   Leasehold improvements          Term of lease     1,234,000       989,000
   Transportation equipment        3 years            	128,000       140,000
   Furniture and office equipment  2-7 years          	144,000       128,000
                                 	    				         -----------   -----------
                                                     4,628,000     4,321,000

   Accumulated depreciation and amortization        (3,374,000)   (2,939,000)
                                      				         ------------  ------------
                                       		           $1,254,000    $1,382,000
	                                       			         ==========    ==========

	Depreciation expense related to equipment not held under capital leases was $412,000, $377,000, and $602,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

	Property and equipment held under capital leases included in the above listing are summarized as follows:

                                                   						June 30,
                                          		      1997           1996
                                                 -----           -----
   Machinery and equipment                     $  80,000     $  181,000
   Transportation equipment                       87,000        101,000
                                           	   ---------     ----------
                                           	     167,000        282,000

   Accumulated amortization                      (97,000)      (173,000)
                                       					   ----------    -----------
                                      	  	    $   70,000     $  109,000
                                        			 	   =========      ========

	Amortization expense related to equipment held under these leases was $26,000, $45,000, and $43,000 for the years ended June 30, 1997, 1996 and 1995, respectively.


4.	Accrued Expenses
------------------------------------
	Accrued expenses are summarized as follows:

                                                  					June 30,
                                                 1997            1996
                                                -----            -----
   Salaries, wages, and bonuses              $   53,000       $  90,000
   Workers' compensation                        200,000         220,000
   Product demonstration costs                  145,000         225,000
   Advertising and promotions                    90,000         148,000
   Other                                        383,000         389,000
                                  				       ----------     -----------
                                             $  871,000      $1,072,000
                                   				      ==========     ===========

5.	Long-Term Debt
---------------------------------
	Long-term debt consists of the following:
                                                    							      June 30,
                                                         			1997        1996
   Note payable - Economic Stability Fund:  Loan used
   to finance equipment and is secured by the equipment
   purchased.  Payable in equal monthly installments
   of principal.  Interest was payable at 1 3/4% over prime
   rate (8.25% at June 30, 1996), adjusted quarterly.  Final
    payment was made January 1, 1997.                      $   -     	$26,000

   Subordinated note payable:  The original agreement
   called for interest at 9 3/4% to be paid quarterly in arrears on the unpaid principal.  Quarterly principal payments of
   $56,250 commenced December 11, 1993.  On January 20,
   1995, the agreement was amended to call for monthly
   principal payments of $18,750, plus interest, in lieu of
   quarterly payments.  A final balloon payment of
   approximately $130,000 was due on June 11, 1996.  The
   agreement was amended again on May 16, 1996 to call for
   monthly payments of $18,750, plus interest, until December
   11, 1996 in lieu of the June 11, 1996 balloon payment.  The agreement is subordinate to all institutional financing and is collateralized by all Company assets.  The agreement
   prohibits declaration or payment of dividends by the
   Company.  (See Note 12.)                                   35,000   110,000

   Note payable in monthly installments of principal and
   interest through December 1999.  Principal payments
   range from $4,167 to $8,333.  Interest is payable at 2%
   over the bank's prime rate (8 1/4% at June 30, 1996).  The note is collateralized by all Company assets and by a
   compensating balance arrangement of 10% of the
   outstanding loan balance.  The Company is in default of
   payments on this loan; thus, the entire outstanding balance
   is classified as a current liability at June 30, 1997.     239,000  188,000

   Massachusetts Business Development Corporation -
   Product Funding Agreement: Borrowings under a
   maximum $160,000 product funding agreement.  Actual
   borrowings of $80,000 require a minimum repayment of
   $120,000 (60 months at $2,000 per month through July
  1997).  Interest and royalties are imputed at 12.5% and
  13.4%, respectively.  The agreement is collateralized by all
   Company assets.  The Company is in default of payments
   on this loan; thus, the outstanding balance is classified as a
   current liability at June 30, 1997.    		                   2,000    26,000

   Note payable in monthly installments of principal and
    interest through January 1999.  Principal payments in the
   amount of $3,125 are due monthly.  Interest is payable at
   2% over the bank's prime rate (8.5% at June 30, 1997).
   The note is collateralized by all Company assets.  The
   Company is in default of payments on this loan; thus,
   the outstanding balance is classified as a current liability
   at June 30, 1997.				            41,000              -

   Massachusetts Business Development Corporation.  Note
   payable in monthly installments of principal and interest
   through March 2004.  Monthly principal payments of $4,762.
   Interest is payable at 2.75% over the prime rate (8.5% at June
   30, 1997).  The note is collateralized by a blanket security interest in all the Company's assets.  The Company is in
   cross-default on this loan thus the entire outstanding
   balance is classified as a current liability at June 30, 1997.
                                                              253,000    -
                                            						           --------  --------
                                                           		 570,000  350,000
   Less - current portion of long-term debt               	   570,000  238,000
                                            						           -------- --------
                                                             $   -    $112,000


6.	Income Taxes
-------------------------------
	The provision for income taxes is comprised of the following:

                                        				Year ended June 30,
                                       1997        1996        1995
                                      -----       -----       -----
   Current:
    Federal                          $  -        $ 21,000     $  -
    State                             5,000        36,000     12,000
                                    	------- 	   --------    -------
   Total current                      5,000        57,000     12,000

   Deferred:
    Federal                        (371,000)      250,000    (277,000)
    State                           (61,000)       14,000     (48,000)
		                                 --------       -------     --------
                                   (432,000)      264,000    (325,000)

   Deferred tax asset
    valuation allowance
    adjustment                      432,000      (264,000)    325,000
                     		           ---------     ----------   --------
   Total deferred                      -             -           -

   Total provision for
     income taxes                  $   5,000   $   57,000  $   12,000

	The state tax provision is based upon the corporate income tax rates in the states in which the Company files and includes the non-income measured property tax.

	The changes in the valuation allowance for deferred tax assets primarily relate to the generation of net operating losses during 1997 and 1995 and the utilization of loss carryforwards to offset taxable income during 1996.

	Deferred tax assets and liabilities consist of the following:

                                                   					      June 30,
	                                                        1997         1996
                                                 					   ----	       -----
   Loss carryforwards                               $ 1,068,000   $ 738,000
   Accrued expenses                                      84,000     219,000
   Property and equipment                               246,000       6,000
   Other                                              	 141,000     144,000
                                                   ------------   ---------
    Gross deferred tax assets                         1,539,000   1,107,000

   Deferred tax asset valuation allowance            (1,539,000) (1,107,000)

    Net deferred tax assets                               -                   -

    Deferred tax liabilities                              -                   -

                                                  $       -      $     -
                                         				          ======       ======

	In view of the significant cumulative losses, the Company has determined that it is more likely that the entire deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance.

	The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rates to pretax income (loss) as a result of the following:

                      				              Year ended June 30,
                                      1997            1996         1995
				                                 ------          -----        -----
  Statutory federal tax rates     $ (351,000)     $ 214,000    $ (275,000)
  Increase (decrease) resulting from:
   State taxes, net of federal effect(92,000)        50,000       (40,000)
   Valuation allowance adjustment    432,000       (264,000)      325,000
   Nondeductible items                 2,000         13,000         2,000
   Other                              14,000         44,000          -
                             			 	   -------       --------      ---------
   Provision for income taxes        $ 5,000        $ 7,000      $ 12,000
                              				   =======         ======      ========

	As of June 30, 1997, the Company had net operating loss carryforwards which may be used to offset future federal taxable income as follows:

Year expiring
----------------
       2005                                $  1,115,000
       2006                                     689,000
       2007                                     111,000
       2010                                     169,000
       2012                                     804,000
                                    			  ---------------
                                           $  2,888,000
                                      			===============


	In addition, the Company has approximately $919,000 of state net operating loss carryforwards which expire through 2010. Changes in the Company's ownership may cause an annual limitation on the amount of the net operating loss carryforward which can be utilized in future periods.


7.	Shareholders' Equity
----------------------------------------
	Stock Purchase Warrants
	At June 30, 1997, the following warrants to purchase the Company's common stock were outstanding:

       Shares issuable   Exercise price   Year of expiration

          15,000                  $ 2.00              2004
          33,000                  $ 3.58              2004
          16,000                  $ 3.25              2004
          ------
          64,000
          ======

	No value has been ascribed to these warrants for financial reporting purposes as such value was considered immaterial.


	Stock Option Plan
	Under the Company's incentive stock option plan, a total of 175,000 shares of the Company's common stock has been reserved for future issuance. Reserved shares available for option grant were 72,000, 41,000 and 28,000 at June 30, 1997, 1996 and 1995, respectively. The options vest over periods ranging from the grant date to three years and are exercisable over a period of three to ten years. The maximum value of shares for which options may be granted to an employee in any calendar year is $100,000. The exercise price of options granted pursuant to the plan may not be less than the fair market value of such shares on the date of grant, subject to certain adjustments. However, in the event that an employee granted an option owns more than 10% of the Company's common stock, then the option price must be at least 110% of the fair market value of the stock on the date of grant. All employees of the Company, including officers and directors who are salaried employees, are eligible to participate under the plan.

	There are also outstanding non-statutory, non-qualified stock options to purchase a total of 481,000 shares of common stock of the Company expiring August 1, 2000 through December 22, 2005. These options were granted during fiscal years 1992 through 1997 to key employees and consultants to the Company.

	In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, FAS No.
123 requires supplemental disclosure to show the effects of using the new measurement criteria.

	The Company has elected to continue using APB Opinion No.
25 to measure compensation cost. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been measured based upon the provisions of FAS No. 123, net earnings per share would not be materially affected. In making this determination, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during fiscal 1996 and 1997:
 dividend yield of 0.0%; expected volatility of 270.0%; risk-free interest rate of 6.3%; expected lives of 10 years. Additionally, a 5.0% forfeiture rate was utilized when determining the affect on net income and earnings per share.

Information regarding option under these plans for 1997, 1996 and 1995 is as follows:

		                       1995	              1996    	             1997
       		         -------------------  -------------------  -----------------
                          		Weighted-       	  Weighted-            Weighted-
                          		Average          	 Average        	     Average
                          		Exercise         	 Exercise       	     Exercise
    Options        Shares  	Price      Shares  Price     Shares     Price
    ----------    --------  --------   ------  --------  --------- ----------
   Outstanding at
    beginning of
    year           512,000    $ 1.724  45,000  $ 1.77    667,000     $ 1.27
   Granted          85,000       2.12  49,000    0.50     55,000       0.46
   Exercised             0        -         0     -            0        -
   Expired        (152,000)      2.19 (27,000)  2.55    (138,000)       1.02
   Outstanding at
   end of          --------		          -------	          --------
  year             445,000       1.77  67,000   1.25       84,000       1.24
 	                =========	  	        =======	           =======

   Options
    exercisable
    at year-end    424,000            411,000             403,000

   Weighted-
    average fair
    value of
    options
    granted
    during the
    year          $    .21             $    .46


	The following table summarizes information about stock options outstanding at June 30, 1997:

		    	Options Outstanding          	        Options Exercisable
		    ------------------------------------   ------------------------------
                                     	         Weighted-
                                  	            Average Weighted-     Weighted-
                     Number        Remaining   Average   Number      Average
    Range of         Outstanding   Contractual Exercise  Exercisable Exercisable
   Exercise Prices   at 06/30/97   Life        Price     at 06/30/97 Price
------------------   -----------  -----------   -------- ----------- ---------
   $0.38 to .50        241,000    8.78 years      0.47      65,000     0.50
   $0.75 to 1.00       159,000    5.31 years      0.97     159,000     0.97
   $1.13 to 1.25         6,000    9.16 years      1.23       1,000     1.13
   $2.00 to 2.86       161,000    3.14 years      2.26     161,000     2.26
   $3.00 to 3.25        17,000    4.54 years      3.03      17,000     3.03
              		     ----------			                         --------
   $0.38 to 3.25       584,000    6.16 years               403,000
               		    =========                             ========

8.	Commitments
------------------------------
	Future minimum lease payments under noncancellable leases with terms in excess of one year are as follows:

                                         			Capital      		Operating
                                        			 leases         leases
                                       					---------- 		------------
   1998                   	           	    $   34,000    $    178,000
   1999                   	                  	 26,000     	   231,000
   2000                   	                  	 12,000     	   249,000
   2001                   	               	      -        	   256,000
   2002                   	              	       -        	   265,000
   Thereafter          		                        -         	1,229,000
			                                         		---------     ---------
   Total minimum lease payments                72,000    $  2,408,000
						                                                   ============
   Less - amount representing interest          7,000
				                                        	 ---------
                                            	  65,000

   Less - current maturities of obligations under
     capital leases                         		 29,000

   Long-term obligations under capital       	--------
      leases			                              $ 36,000
                                         					========

	Capital leases consist principally of leases for machinery, office equipment and vehicles. The terms of the leases range from two to seven years and in some cases provide the Company with the option to purchase at the end of the lease term.

	The Company has operating leases primarily for its manufacturing, distribution and administrative facility. The manufacturing, distribution and administrative facility lease was renewed as of April 1, 1996. The renewal agreement provided for the landlord to make certain improvements to the property. Upon completion of these improvements, a ten year lease term with escalating lease payments commenced (ranging from $132,000 to $266,000). These improvements were completed as of January 31, 1997. Accordingly, the ten year lease term commenced on February 1, 1997. Based upon the escalating lease payments, rental expense is being recognized by the Company on a straight-line basis over the term of the lease.

	Total rental expense under operating leases excluding property taxes, insurance and utilities was approximately $157,000, $163,000, and $176,000 for the years ended June 30, 1997, 1996 and 1995 respectively.

9.	License Agreement and Litigation
---------------------------------------------------
	The Company is party to a license agreement which, as amended, grants the Company the exclusive, perpetual and irrevocable right to use recipes, trade secrets, processes and methods provided by the licensor in the production of a variety of pastas, sauces and prepared foods. In addition, the Company received the exclusive right and license to market and sell the products at wholesale and to use the name "Trios" in connection with the promotion, advertising and sale of other products at wholesale.

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

	A court order dated April 21, 1994 listed the court's findings on the above matters. The Company was required to pay $1.00 for technical breach of the agreement because the products were located in one store in the licensor's exclusive territorial area. The court found that the Company has the right to sell products under private label. The court also held that the licensor is not entitled to terminate the agreement as the Company's right to use the recipes and the "Trios" name is a perpetual and irrevocable license. Additionally, the court reclassified certain products for purposes of calculating the royalty payment. A recalculation of the amount of royalties due to the licensor for fiscal years 1992 and 1993 was ordered by the court. An additional payment of $40,000, plus interest, was computed and paid by the Company and is included in the 1994 royalty expense. The licensor has filed a notice of appeal.

	Royalty expense under this agreement totaled approximately $121,000, $195,000, and $176,000 for the years ended June 30, 1997,
1996, and 1995, respectively.

	On December 5, 1994, a third lawsuit was filed against the Company by the licensor, alleging libel. The Company filed its answer on December 23, 1994 asserting, among other defenses, that the statement was a statement of opinion. The licensor is seeking an unspecified amount of monetary damages in addition to interest, costs and reasonable attorney's fees. On September 27, 1996, after the Company moved for summary judgment, the Court entered judgment in the Company's favor, dismissing all counts of the licensor's complaint. That ruling is presently on appeal by the licensor.

	The Company believes that an adverse outcome on these lawsuits is not probable and no possible loss can be estimated at this time.


10.	Concentrations of Credit Risk and Major Customers
-------------------------------------------------------------------------
	Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed, although collateral is not required. In addition, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

	The Company's customer base includes supermarket chains, independent supermarkets and wholesale clubs in the United States. For the year ended June 30, 1997, two customers represented 51% of net sales. For the year ended June 30, 1996, two customers represented 61% of net sales.


11.	Benefit Plan
---------------------------
	The Company initiated a defined contribution plan (the "Plan") on January 1, 1994 which meets the requirements of Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least
21 years of age, with at least twelve months of service, are eligible to participate in the Plan. Under the Plan, employees may contribute a portion of their wages on a pre-tax basis, within limits prescribed by the Internal Revenue Code. Effective January 1, 1996, the Company enacted an amendment to the Plan eliminating the Company's matching contribution requirement. Matching contributions made by the Company in accordance with the Plan's provisions, prior to the amendment, totaled $2,000 and $4,000 during the years ended June 30, 1996 and 1995, respectively. The Company did not make a matching contribution for the year ended June 30, 1997.


12.	Related Party Transaction
--------------------------------------------
	In December 1994, a creditor of the Company exercised warrants for 453,000 shares of common stock. The exercise of these warrants, combined with the Company's common stock already held by this creditor, resulted in the creditor owning approximately 19% of the Company's outstanding common stock. As of June 30, 1997, 1996 and 1995, the Company has a note payable for $35,000, $110,000 and $336,000, respectively, outstanding and due to this creditor (Note 5).