Form 10QSB
period 1997-09-30
ORIGINAL ITALIAN PASTA PRODUCTS CO INC
filed 1997-11-24
CIK 802686

U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549



                               FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



   		For the Quarter Ended                         Commission File No.
	   	September 30, 1997                             0-16161



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

                          Yes [X]          No [ ]




As of November 14, 1997 the number of shares of Common Stock, $.02 par value, outstanding were 1,899,885.









                  Original Italian Pasta Products Co. Inc.


                              INDEX   	                       	PAGE
                                                          					NO.


PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements:  (Current years results are unaudited)


Balance Sheets - As at September 30,1997 and  June 30, 1997		 	3

Statement of Operations:
	Three months ended September 30, 1997 and September 30, 1996 	4


Statement of Cash Flows:
	Nine months ended March 31, 1997 and March 31, 1996 	        	5

	Notes to Financial Statements              			               	6


Item 2.  Management's Discussion and Analysis of Financial     6-8
              Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                			 	8-9

SIGNATURES                                                   		9

Computation of Earnings Per Share                              10
















                 Original Italian Pasta Products Co. Inc.
                             Balance Sheet
                              (Unaudited)

        Assets                   		     September 30,   		  June 30,
                          		     		       	1997        	     1997
Current Assets:
   Cash and Cash Equivalents     	   $       92,000 			$     70,000
   Accounts Receivable, net       	         398,000         483,000
   Inventories (Note 3)             	       523,000     		  603,000
   Prepaid expenses and other           	    16,000          33,000
                                          ---------       ---------
Total current assets      		              1,029,000  			  1,189,000

Property and equipment, net         	     1,109,000 			   1,254,000
Other assets, net                            47,000          47,000
                                         ----------       ---------
Total Assets    		                      $ 2,185,000   	 $ 2,490,000
                                         ==========      ==========

Liabilities and Shareholders Equity

Current Liabilities:
   Current maturities of long-
   term debt and capital lease         	$  669,000    			$  599,000
   Accounts Payable               	      1,522,000   	 		 1,296,000
   Accrued Expenses                 	      919,000    		    871,000
                                         ---------        ---------
Total current liabilities 		             3,110,000     		 2,766,000

Long-term debt and capital lease    	       30,000    	      36,000

Shareholders' Deficit

   Preferred stock - $.01 par
   value.  Authorized - 1,000,000
   shares.  Issued and
   outstanding - None.           	            --			            --
   Common Stock - $.02 par value
   Authorized - 6,000,000 shares.
   Issued and outstanding -
   1,899,885 shares.               	        38,000   		      38,000
   Additional paid-in capital    	       3,912,000 		   	 3,912,000
   Accumulated deficit           	      (4,905,000)   			(4,262,000)
                                        -----------      -----------
Total Shareholder's
        Equity                  		     $  (955,000)   	 $  (312,000)
                                        -----------      -----------
Total Liabilities and
        Equity                       		$ 2,185,000   			$ 2,490,000
                                        ==========       ==========


                              See accompanying notes





                    ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                          Statement of operations
                                 (Unaudited)

                                           Three months ended
                               		  September 30,         September 30,
                         				          1997           	      1996

Net sales                         		   $ 1,979,000     		$ 2,779,000
Cost of goods sold         		            1,755,000     	   1,925,000
Gross profit       			                     224,000    	      854,000

Selling, general and
administrative expenses          	         850,000     	   1,062,000

Gain/(Loss) from operations
        operations               		       (626,000)    	    (208,000)

Other Expense/Income:
   Interest income           		               --               1,000
   Interest expense          		            (16,000)           (9,000)
   Other income/(loss)      		              (1,000)           14,000
                                          ---------          -------
   Income/(Loss) before taxes    	        (643,000)   	      202,000

Provision for taxes           	               --               --

   Net Income/(Loss) after taxes  	     $ (643,000)   	   $ (202,000)
                                          =========        ==========
Net income/(loss) per share
(Note 2), primary                 	     $    (0.34)       $    (0.11)


Net income/(loss) per share
(Note 2), fully diluted       	         $    (0.34)       $    (0.11)

Weighted average shares
outstanding, primary           	         1,900,000         1,900,000


Weighted average shares
outstanding, fully diluted     	         1,900,000         1,900,000





                             See accompanying notes








                       Original Italian Pasta Products Co. Inc.
                             Statement of cash flows
                                   (Unaudited)

                                              Three months ended
Cash flows from operating          	 September 30,      September 30,
activities:                              1997       		      1996

   Net Income                    	   $ (643,000)  	  	   $ 202,000
 Adjustments to reconcile
 net income to net cash used
 in operating activities:
   Depreciation and Amortization        145,000   		       149,000
   (Increase)  Decrease in
   accounts receivable        	          85,000    	       106,000
   (Increase) Decrease in
   inventories                	          80,000     		     (23,000)
   (Increase) Decrease in prepaid
   expenses and other         	          17,000   	         50,000
   (Decrease) Increase in
   accounts payable            	        226,000   		       137,000
   Increase (Decrease) in
   accrued expenses           	          48,000            (15,000)
   Increase (Decrease) in
   tax provision                           --  		             --
   (Increase) Decrease in
   other assets           	                --    	          77,000
                                        --------           --------
Net cash provided by
        operating activities  	         (42,000) 		        279,000

Cash flows from investing
activities:
   Purchase of property and
   equipment                  		        (42,000) 		        (156,000)

                                        --------           ---------
Net cash used by
        investing activities    	       (42,000)            (156,000)

Cash flows from financing
activities:
   Proceeds from debt		                 122,000                --
   Principal payments on deb            (58,000) 	          (107,000)
                                        --------            ---------
Net cash used by
        financing activities     	       64,000  	          (107,000)
                                        --------            ---------
Net increase (decrease) in cash
and cash equivalents            	        22,000               15,000

Cash - beginning of period      	        70,000	             195,000
                                        -------             --------
Cash - end of period             	     $ 92,000 		         $ 210,000
                                        =======             ========

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

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Results from operations for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

For further information, refer to the financial statements and the footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997.

NOTE 2:  NET INCOME (LOSS) PER COMMON SHARE:

Net loss per common share is computed by dividing the net income by the weighted average number of shares of common stock . Common stock equivalents have not been included due to their antidilutive effect.


NOTE 3:  INVENTORIES:

Inventories, stated at the lower of cost or market, on a first-in, first-out basis, are comprised of the following:


                                  September 30,     	June 30,
                                  	   1997          	  1997

Raw Materials               	     $ 114,000        	$ 101,000
Packaging Materials                 116,000       	   218,000
Finished Goods                      293,000       	   284,000
                                   --------          --------
Total                          	 	$ 523,000        	$ 603,000
                                   ========          ========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS:  For the quarter ended September 30,1997 compared to the quarter ended September 30, 1996.


     Net sales for the quarter ended September 30, 1997 were $1,979,000 versus $2,779,000 for the same period last year. This decrease of 29% is mainly attributable to decreased sales to warehouse club customers.

     Gross profit for the quarter ended September 30,1997 came in at 11% of net sales or $224,000. Last years gross profit was at 31% of net sales or $854,000. Gross profit is down as the result of lower sales volume.

     Selling, General and Administrative expenses decreased to $850,000 or 43% of net sales from $1,062,000 or 38% for the quarter ended September 30, 1996. This decrease is due to lower promotional expenses as well as fixed sales and administrative costs.

     Loss from operations for the quarter ended September 30, 1997 was $643,000 or 32% of net sales as compared to a loss from operations of $208,000 or 7% of net sales for the same quarter ended last year.

     Interest expense was $16,000 or 1% of net sales for the quarter ended September 30, 1997 versus $9,000 or 0% for the same period last year.

     Net loss per common share, primary was $0.34 for the three months ended September 30, 1997 compared to a net loss per common share of $0.11, primary for the same period last year.


Liquidity and Capital Resources:

     On October 31, 1997 Danvers Savings Bank agreed to loan the Company an additional $150,000. This loan bears an interest rate of 2.5% over prime and must be repaid in total by January 29, 1998. The loan is secured by an interest in substantially all the Company's assets.

 As described above, although the Company has violated certain requirements of its debt agreements primarily due to not making timely payments. Its lenders have not declared the Company in default and have allowed the Company to remain in violation of these agreements. The Company has engaged an investment banker and is considering various alternatives, including the sale of the Company, the sale of certain assets or the sale of common shares.

 The Company continues to work toward reducing discretionary operating expenses, such as expenses relating to advertising, product demonstrations and promotions. The current operating plans indicate that the Company will experience increased losses. The sum of cumulative net losses are impairing the Company's ability to continue its operation because those losses were funded, in part, by debt which must be repaid out of current cash flows.
The Company will attempt to provide working capital through operations and other alternatives noted above. The Company can provide no assurances that these efforts will be successful in raising the capital necessary to continue to meet its working capital requirements.


 Intense competition and the resulting loss of certain customers have affected the Company's profit and loss as well as cash flow. The Company is finding it difficult to generate sufficient working capital to continue operations.

At September 30, 1997, the Company's liabilities exceed current assets by $2,081,000.


The Company has a line of credit available from its primary bank lenders (the "Bank"). As of March 31, 1997, the Company had drawn down the remaining $125,000 available at June 30, 1996. In addition, the Bank has agreed to loan the Company an additional $75,000. Of this amount, the Company has drawn down $50,000. This loan will be for a period of twenty four months with a monthly principal payment of $3,125. Payments commenced in February 1997. The Company must repay the $250,000 currently drawn on the line of credit by making principal payments of $7,083 per month with all such principal to be repaid on or before December of 1999. The Company is in technical default on this loan.

In April 1997, the Company entered into an agreement with MBDC, a Massachusetts development agency, to provide up to $400,000 to the Company for the purchase of equipment and machinery, leasehold improvements, trade payables and working capital. The Company has expended $377,133 as of September 30, 1997. This loan is payable in equal monthly installments of principal. Interest is payable at prime plus 2 3/4% adjusted monthly. Due to cross-default provisions in the loan agreement, the Company is in technical default on this loan.



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

    On June 6, 1997, the Massachusetts Appeals Court issued a decision affirming the trial court's judgment rejecting the Trio's claim that they could terminate the License Agreement dated July 12, 1985, finding that the Trios were not entitled to terminate the Agreement or revoke licenses soley on account of the Company's failure to pay all royalties owed that the Company was entitled to deduct promotional expenses and freight before computing "Net Sales" for purposes of computing the royalty, and that the Company hadthe right to distribute at private label derivative products that were not flour-based and found that all products presently sold by the Company fell into one of the two categories. The Trios petitioned the Supreme Judicial Court for further appellate review of only that part of the Appeals Court's decision that held that the Trios could not terminate the License Agreement and revoke the licenses. The Trio's petition was denied on July 31, 1997, formally ending the case.

II. Trios file Libel Lawsuit Against the Company in 1994

  Genevieve Trio and Anthony Trio v. Original Italian Pasta Products Co., Inc. and Paul K. Stevens. Middlesex Superior Court (Cambridge,
Massachusetts), C.A. No. 94-6910

     On December 5, 1994, the Trios filed their third lawsuit against the Company and Paul K. Stevens. The complaint alleges that the Company and Mr. Stevens libeled the Trios by sending shareholders a document, typed on official stationary, which states that the Trios sought to extort money from the Comapny. The Trios claim that the documents acuse them of having committed a crime and constitute lebel per se. The Trios seek an as yet unspecified amount of monetary damages, as well as interest, costs and reasonable attorney fees for slander, libel, injuriuos falsehoods, malicious interference with a contractual right and fraud.

     The primary allegations is the language which appears in the "Legal Proceedings" section of the Forms 10-KSB attached to the Company's 1992 and 1994 Annual Reports constitutes libel. Each of those Forms describes the allegations in, and the status at year's end of, the Trios' 1991 lawsuit against the Company. The Form 10-KSB language which the Trios allege is defamatory, is found in a paragraph describing the Company's countercliams in the 1991 lawsuit. The contested language is taken directly from statements contained in the legal pleadings which the Company filed with the Court in the 1991 lawsuit. The Company has asserted, among other defenses, that the statement aat issue was one of opinion and not a statement that the Trios had committed a criminal act, was made in an official document issued in compliance with the law (the SEC requires the Company to report and describe the previous litigation in its Form 10-KSB) and was privileged because it related to and was contained within legal pleadings with the Court.

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

                    ORIGINAL ITALIAN PASTA PRODUCTS CO. INC.
                                  Registrant



November 21,1997
Date                    		/s/ Paul K. Stevens
                       			President
                         	Chief Executive Officer






                   Original Italian Pasta Products Co., Inc.
                      Calculation of earnings per share
                    Three months ended September 30, 1997


                                				PRIMARY                FULLY DILUTED


Net Income                        $ (643,000)                  $(643,000)

Interest reduction (assumed)           --                          --

Adjusted net income                 (643,000)                   (643,000)
                                   ==========                   =========

Common shares outstanding          1,900,000                   1,900,000

Earnings per share                  $(.034)                      $(0.34)
                                    =======                      =======